Form 10-Q
period 1995-03-31
REAL ESTATE ASSOCIATES LTD III
filed 1995-05-18
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                        FOR QUARTER ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 2-68983

                       REAL ESTATE ASSOCIATES LIMITED III

                        A CALIFORNIA LIMITED PARTNERSHIP

                 I.R.S. EMPLOYER IDENTIFICATION NO. 95-3547611

                        9090 Wilshire Blvd., Suite 201,
                          Beverly Hills, Calif.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191

                       Securities Registered Pursuant to
                       Section 12(b) or 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                  ---       ---

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10Q

                      FOR THE QUARTER ENDED MARCH 31, 1995




PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Balance Sheets, March 31, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . 1

                     Statements of Operations,
                            Three Months Ended March 31, 1995 and 1994    . . . . . . . . . . . . . . . . . 2

                     Statement of Partners' Equity,
                            Three Months Ended March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . 3

                     Statements of Cash Flows,
                            Three Months Ended March 31, 1995 and 1994    . . . . . . . . . . . . . . . . . 4

                     Notes to Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

            Item 2.  Management's Analysis and Discussion of Financial
                            Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . 8


PART II.  OTHER INFORMATION

            Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

            Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . 9

            Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994


                                     ASSETS

                                                                              1995                   1994
                                                                            (Unaudited)            (Audited)
                                                                            -----------           -----------
INVESTMENTS IN AND ADVANCES TO LIMITED
   PARTNERSHIPS                                                             $  860,570            $  690,570

CASH AND CASH EQUIVALENTS                                                    7,208,460             7,209,247

SHORT-TERM INVESTMENTS                                                       1,143,330             1,146,022

OTHER ASSETS                                                                    50,000                50,000
                                                                            ----------            ----------

       TOTAL ASSETS                                                         $9,262,360            $9,095,839
                                                                            ==========            ==========



                                        LIABILITIES AND PARTNERS' EQUITY

NOTES PAYABLE                                                               $1,510,000            $1,510,000

INTEREST PAYABLE                                                               381,757               344,007

ACCOUNTS PAYABLE                                                                25,637                10,958
                                                                            ----------            ----------

                                                                             1,917,394             1,864,965

PARTNERS' EQUITY                                                             7,344,966             7,230,874
                                                                            ----------            ----------

       TOTAL LIABILITIES AND PARTNERS' EQUITY                               $9,262,360            $9,095,839
                                                                            ==========            ==========





      The accompanying notes are an integral part of these balance sheets.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)


                                                                                 Three months          Three months
                                                                                     ended                ended
                                                                                March 31, 1995        March 31, 1994
                                                                                --------------        --------------
INTEREST INCOME                                                                    $  42,935             $  39,271
                                                                                   ---------             ---------

OPERATING EXPENSES
   Legal and accounting                                                               41,387                35,534
   Management fees                                                                   113,700               113,700
   Interest expense                                                                   37,750                37,750
   General and administrative                                                         19,296                19,743
                                                                                   ---------             ---------

      Total operating expenses                                                       212,133               206,727
                                                                                   ---------             ---------

LOSS FROM OPERATIONS                                                                (169,198)             (167,456)

DISTRIBUTIONS RECOGNIZED AS INCOME                                                   113,290               102,131

EQUITY IN INCOME OF LIMITED PARTNERSHIPS
   AND AMORTIZATION OF ACQUISITION COSTS                                             170,000               182,000
                                                                                   ---------             ---------

NET INCOME                                                                         $ 114,092             $ 116,675
                                                                                   =========             =========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 1995

                                  (Unaudited)



                                              General                Limited
                                              Partners               Partners                  Total
                                             ---------              ---------                 -------
PARTNERSHIP INTERESTS
  March 31, 1995                                                      11,456
                                                                  ==========


BALANCE (DEFICIENCY),
  at January 1, 1995                        $(126,667)             $7,357,541               $7,230,874

Net income for three months
  ended March 31, 1995                          1,141                 112,951                  114,092
                                            ---------             -----------              -----------

BALANCE (DEFICIENCY),
  at March 31, 1995                         $(125,526)             $7,470,492               $7,344,966
                                            =========              ==========               ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)


                                                                      1995                   1994
                                                                   ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  114,092             $  116,675
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Equity in (income) loss of limited partnerships                (170,000)              (184,000)
      Amortization of acquisition costs                                  -                     2,000
      Advances to limited partnerships                                   -                   (70,000)
      Increase (decrease) in -
        Accounts payable                                               14,679                 (4,225)
        Interest payable                                               37,750                 37,750
                                                                   ----------             ----------

           Net cash used in operating activities                       (3,479)              (101,800)
                                                                   ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments                                              2,692                  -
                                                                  -----------          -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (787)              (101,800)

CASH AND CASH EQUIVALENTS,
   beginning of period                                              7,209,247              7,810,307
                                                                   ----------             ----------

CASH AND CASH EQUIVALENTS,
   end of period                                                   $7,208,460             $7,708,507
                                                                   ==========             ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements are condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited III (the "Partnership") Annual Report for the year ended December 31, 1994. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and changes in cash flows for the three months then ended.

       METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

       The investment in limited partnerships is accounted for on the equity method. Acquisition and selection fees and other costs related to the acquisition of the projects have been capitalized as part of the investment account.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

       SHORT TERM INVESTMENTS

       Short term investments consist of bank certificates of deposit and other securities with original maturities ranging from more than three months to twelve months. The fair value of these securities, which have been classified as held for sale, approximates their carrying value.

       INCOME TAXES

       No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 26 limited partnerships. In addition, the Partnership holds a general partner interest in REA. NAPICO is also a general partner in REA. REA, in turn, holds limited partner interests in six additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly including through

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1995


NOTE 2 - INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

       REA, in 32 partnerships which own residential rental projects consisting of 3,062 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to between 75 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA. REA holds a 99 percent interest in each of the limited partnerships in which it has invested.

       Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

       Distributions from limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.

       The following is a summary of the investment in limited partnerships as of March 31, 1995:

       Balance, beginning of period                               $690,570

       Equity in income of limited partnerships                    170,000
                                                                  --------
       Balance, end of period                                     $860,570
                                                                  ========


       The following is an unaudited combined estimated statement of operations for the limited partnerships in which the Partnership has investments:

                                               Three months           Three months
                                                   ended                 ended
                                              March 31, 1995         March 31, 1994
                                              --------------         --------------
INCOME
 Rental and other                               $5,385,000             $5,352,000
                                                ----------             ----------

EXPENSES
 Depreciation                                      925,000                943,000
 Interest                                        1,769,000              1,832,000
 Operating                                       2,934,000              2,702,000
                                                ----------            -----------
                                                 5,628,000              5,477,000
                                                ----------            -----------

 Net loss                                       $ (243,000)           $ (125,000)
                                                ==========            ==========

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1995


NOTE 3 - NOTES PAYABLES

       Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership is obligated on non-recourse notes payable of $1,510,000, bearing interest at 10 percent, to the sellers of the partnership interests. These notes are payable by the Partnership through REA, and have principal maturity dates in June 2020 and March 2024 or upon the sale or refinancing of the underlying partnership properties. These notes and the related interest are collaterized by REA's investment in the respective limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to the General Partner for an annual management fee approximately equal to .5% of the invested assets. Invested assets is defined as the costs of acquiring project interests, including the porportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The fee incurred for the three months ended March 31, 1995 and 1994 was approximately $113,700.

       The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $7,481 has been paid and included in the Partnership's operating expenses.

NOTE 5 - CONTINGENCIES

       The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management, and the corporate general partner, the claims will not result in any material liability to the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary source of funds is the proceeds from its public offering. Other sources include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

       The $1,510,000 note which is payable by the Partnership through REA, is due upon the sale or refinancing of the properties. This obligation bears interest at 10% and is payable to unrelated parties.

       RESULTS OF OPERATIONS

       The Partnership was formed to provide various benefits to its partners as discussed in Item 1 of the annual 10K report. It is anticipated that the local limited partnerships in which REAL III has invested could produce tax losses for as long as 20 years. The Partnership will seek to defer income taxes from capital gains by not selling any projects or project interests within 10 years, except to qualified tenant cooperatives, or when proceeds of the sale would supply sufficient cash to enable the partners to pay applicable taxes.

       Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense decrease as mortgage principal is amortized, and as the Tax Reform Act of 1986 limits the deductions available.

       The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. The decrease in equity in loss of limited partnerships was because investment balances were reduced to zero for certain limited partnerships and the related losses were not recognized in accordance with the equity accounting method.

       Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. Overall distributions from limited partnerships continue to be favorable. This primarily due, to improved operating results at several of the properties.

       Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Funds temporarily not required for such investments in projects are invested in certificates of deposit and money market funds which provide substantial amounts of interest as reflected in the statements of operations. These investments are converted to cash to meet obligations as they arise.
       The Partnership intends to continue investing available funds in this manner.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       RESULTS OF OPERATIONS

       A recurring Partnership expense is the annual management fee. The fee is payable to the corporate general partner of the Partnership and is calculated as a percentage of the Partnership's invested assets. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership.

       Operating expenses, exclusive of management fees, of the Partnership consist substantially of professional fees for services rendered to the Partnership. Operating expenses did not vary significantly for the years presented.

       The Partnership, as a Limited Partner in the local limited partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

       As of March 31, 1995, REAL III's corporate general partner was plaintiff or defendant in several suits. None of these suits were related to REAL III.


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             REAL ESTATE ASSOCIATES LIMITED III
                             (a California limited partnership)

                             By:  National Partnership Investments Corp.
                                  General Partner


                             Date:                  5/17/95
                                    ____________________________________________



                             By:  /s/ BRUCE E. NELSON
                                  ______________________________________________
                                  Bruce E. Nelson
                                  President





                             Date:                  5/17/95
                                    ____________________________________________



                             By:  /s/ SHAWN HORWITZ
                                  ______________________________________________
                                  Shawn Horwitz
                                  Executive Vice President and
                                  Chief Financial Officer