Form 10-Q
period 1995-06-30
REAL ESTATE ASSOCIATES LTD III
filed 1995-08-21
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1995

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

                               INDEX TO FORM 10Q

                        FOR THE QUARTER ENDED JUNE 30, 1995


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets, June 30, 1995 and December 31, 1994    . . . . . . . . . . . . . . . .  1

               Statements of Operations,
                      Six and Three Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . .  2

               Statement of Partners' Equity,
                      Six Months Ended June 30, 1995    . . . . . . . . . . . . . . . . . . . . . . .  3

               Statements of Cash Flows,
                      Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . .  4

               Notes to Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

      Item 2.  Management's Analysis and Discussion of Financial
                      Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . .  8


PART II.  OTHER INFORMATION

            Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

            Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . .  9

            Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                     JUNE 30, 1995 AND DECEMBER 31, 1994


                                     ASSETS

                                                                              1995                   1994
                                                                            (Unaudited)            (Audited)
                                                                            -----------           -----------
INVESTMENTS IN AND ADVANCES TO LIMITED
   PARTNERSHIPS                                                            $   810,570            $  690,570

CASH AND CASH EQUIVALENTS                                                    9,057,920             7,209,247

SHORT TERM INVESTMENTS                                                         125,000             1,146,022

OTHER ASSETS                                                                    50,000                50,000
                                                                           -----------            ----------

       TOTAL ASSETS                                                        $10,043,490            $9,095,839
                                                                           ===========            ==========


                              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   NOTES PAYABLE                                                           $ 1,510,000            $1,510,000

   INTEREST PAYABLE                                                            289,192               344,007

   ACCOUNTS PAYABLE                                                             10,824                10,958
                                                                           -----------            ----------
                                                                             1,810,016             1,864,965



PARTNERS' EQUITY                                                             8,233,474             7,230,874
                                                                           -----------            ----------
       TOTAL LIABILITIES AND PARTNERS' EQUITY                              $10,043,490            $9,095,839
                                                                           ===========            ==========





      The accompanying notes are an integral part of these balance sheets.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)


                                     Six months            Three months           Six months           Three months
                                        ended                  ended                 ended                 ended
                                    June 30, 1995          June 30, 1995         June 30, 1994         June 30, 1994
                                    -------------          -------------         -------------         -------------
INTEREST INCOME                       $  123,508             $  80,573              $  83,334             $  44,064
                                      ----------             ---------              ---------             ---------

OPERATING EXPENSES
   Legal and accounting                   71,913                30,526                 61,398                25,864
   Management fees-general partner       227,400               113,700                227,400               113,700
   Interest expense                       75,500                37,750                 75,500                37,750
   General and administrative             41,925                22,629                 37,703                17,961
                                      ----------             ---------              ---------             ---------

      Total operating expenses           416,738               204,605                402,001               195,275
                                      ----------             ---------              ---------             ---------

LOSS FROM OPERATIONS                    (293,230)             (124,032)              (318,667)             (151,211)

DISTRIBUTIONS RECOGNIZED
   AS INCOME                             955,830               842,540                657,194               555,063

EQUITY IN INCOME OF LIMITED
   PARTNERSHIPS AND AMORTI-
   ZATION OF ACQUISITION COSTS           340,000               170,000                364,000               182,000
                                      ----------             ---------              ---------             ---------

NET INCOME                            $1,002,600             $ 888,508              $ 702,527             $ 585,852
                                      ==========             =========              =========             =========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1995

                                  (Unaudited)



                                             General                Limited
                                             Partners               Partners                 Total
                                             --------               --------                -------
PARTNERSHIP INTERESTS
  June 30, 1995                                                        11,456
                                                                   ==========


EQUITY (DEFICIENCY),
  at January 1, 1995                        $(126,667)             $7,357,541               $7,230,874

Net income for six months
  ended June 30, 1995                          10,026                 992,574                1,002,600
                                            ---------              ----------               ----------

EQUITY (DEFICIENCY),
  at June 30, 1995                          $(116,641)             $8,350,115               $8,233,474
                                            =========              ==========               ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)


                                                                      1995                   1994
                                                                   ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                   $1,002,600             $  702,527
      Adjustments to reconcile net income to
         net cash provided by operating activities:
         Equity in income of limited partnerships                    (340,000)              (368,000)
         Amortization of acquisition costs                            -                        4,000
         Advances to limited partnerships                             -                      (70,000)
         Increase (decrease) in -
           Accounts payable                                              (134)                 7,865
           Interest payable                                           (54,815)               (90,787)
                                                                   ----------             ----------

              Net cash provided by  operating activities              607,651                185,605
                                                                   ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease in short term investments                            1,021,022                -
      Distributions recognized as return of capital                   220,000                462,460
                                                                   ----------             ----------

         Net cash provided by investing activities                  1,241,022                462,460
                                                                   ----------             ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           1,848,673                648,065

CASH AND CASH EQUIVALENTS, beginning of period                      7,209,247              6,610,307
                                                                   ----------             ----------

CASH AND CASH EQUIVALENTS, end of period                           $9,057,920             $7,258,372
                                                                   ==========             ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited III (the "Partnership") annual report for the year ended December 31, 1994. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations and changes in cash flows for the six months then ended.

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

                                 JUNE 30, 1995


NOTE 2 - INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

         interest, either directly or indirectly including through REA, 32 partnerships which own residential rental projects consisting of 3,062 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

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

         The following is a summary of the investment in limited partnerships as of June 30, 1995:

        Balance, beginning of period                                                              $ 690,570
        Distributions recognized as return of capital                                              (220,000)
        Equity in income of limited partnerships                                                    340,000
                                                                                                  ---------

        Balance, end of period                                                                    $ 810,570
                                                                                                  =========

        The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                      Six months          Three months         Six months        Three months
                                         ended               ended                ended              ended
                                     June 30, 1995       June 30, 1995        June 30, 1994      June 30, 1994
                                     -------------       -------------        -------------      -------------
INCOME
 Rental and other                    $10,770,000           $5,385,000          $10,704,000          $5,352,000
                                     -----------           ----------          -----------          ----------

EXPENSES
 Depreciation                          1,850,000              925,000            1,886,000             943,000
 Interest                              3,538,000            1,769,000            3,664,000           1,832,000
 Operating                             5,868,000            2,934,000            5,404,000           2,702,000
                                     -----------           ----------          -----------          ----------
                                      11,256,000            5,628,000           10,954,000           5,477,000
                                     -----------           ----------          -----------          ----------

 Net loss                            $  (486,000)          $ (243,000)         $  (250,000)         $ (125,000)
                                     ===========           ==========          ===========          ==========

 NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995


NOTE 3 - NOTES PAYABLES

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnerships. The Partnership is obligated on non-recourse notes payable of $1,510,000, bearing interest at 10 percent, to the sellers of the partnership interests. These notes are payable by the Partnership through REA, and have principal maturity dates in June 2020 and March 2024 or upon the sale or refinancing of the underlying partnership properties. These notes and the related interest are collaterized by REA's investment in the respective limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .5% of the invested assets. Invested assets is defined as the costs of acquiring project interests, including the porportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The fee incurred for the six months ended June 30, 1995 and 1994 was $227,400.

         The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $14,963 has been paid and included in the Partnership's operating expenses.

NOTE 5 - CONTINGENCIES

         The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

         The $1,510,000 notes which are payable by the Partnership through REA, are due in June 2020 and March 2024 or upon the sale or refinancing of the properties. These obligations bear interest at 10% and are payable to unrelated parties.

         RESULTS OF OPERATIONS

         Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

         Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of investment assets is payable to the corporate general partner.

         The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method.

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

         Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash is invested in these funds earning interest as reflected in the statements of operations. These investments are converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The corporate general partner is a plaintiff or defendant in several lawsuits. None of these are related to REAL III.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


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


                               REAL ESTATE ASSOCIATES LIMITED III
                               (a California limited partnership)

                               By: National Partnership Investments Corp. General Partner


                               Date:
                                     ---------------------------------------



                               By:
                                     ---------------------------------------
                                     Bruce Nelson
                                     President





                               Date:
                                     ---------------------------------------



                               By:
                                     ---------------------------------------
                                     Shawn Horwitz
                                     Executive Vice President and
                                     Chief Financial Officer