Form 10-Q
period 1995-09-30
REAL ESTATE ASSOCIATES LTD III
filed 1995-11-17
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

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

                              Yes  X     No
                                 -----     -----

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Balance Sheets, September 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . .     1

            Statements of Operations,
                 Nine and Three Months Ended September 30, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . .     2

            Statement of Partners' Equity,
                 Nine Months Ended September 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

            Statements of Cash Flows,
                 Nine Months Ended September 30, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . . . . . . .     4

            Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

      Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8


PART II.  OTHER INFORMATION

      Item 1.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

      Item 6.      Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

      Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                                     ASSETS
                                                                                     1995              1994
                                                                                  (Unaudited)        (Audited)
                                                                                  -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS                                               $   903,737       $  690,570

CASH AND CASH EQUIVALENTS                                                           9,114,554        7,209,247

SHORT TERM INVESTMENTS                                                                125,000        1,146,022

OTHER ASSETS                                                                           50,500           50,000
                                                                                  -----------       ----------


                    TOTAL ASSETS                                                  $10,193,791       $9,095,839
                                                                                  ===========       ==========



                                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

                    NOTES PAYABLE                                                 $ 1,510,000       $1,510,000

                    INTEREST PAYABLE                                                  307,012          344,007

                    ACCOUNTS PAYABLE                                                    5,243           10,958
                                                                                  -----------       ----------

                                                                                    1,822,255        1,864,965



PARTNERS' EQUITY                                                                    8,371,536        7,230,874
                                                                                  -----------       ----------

                    TOTAL LIABILITIES AND PARTNERS' EQUITY                        $10,193,791       $9,095,839
                                                                                  ===========       ==========





      The accompanying notes are an integral part of these balance sheets.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)


                                                      Nine months           Three months         Nine months          Three months
                                                        ended                  ended               ended                 ended
                                                    Sept. 30, 1995         Sept. 30, 1995      Sept. 30, 1994        Sept. 30, 1994
                                                    --------------         --------------      --------------        --------------
INTEREST INCOME                                       $  191,140              $  67,632           $ 133,637             $  50,303
                                                      ----------              ---------           ---------             ---------
OPERATING EXPENSES
      Legal and accounting                               109,490                 37,577              78,450                17,052
      Management fees-general partner                    341,100                113,700             341,100               113,700
      Interest expense                                   113,250                 37,750             113,250                37,750
      General and administrative                          68,060                 26,135              49,490                11,787
                                                      ----------              ---------           ---------             ---------

         Total operating expenses                        631,900                215,162             582,290               180,289
                                                      ----------              ---------           ---------             ---------

LOSS FROM OPERATIONS                                    (440,760)              (147,530)           (448,653)             (129,986)

DISTRIBUTIONS RECOGNIZED
      AS INCOME                                        1,071,422                115,593             657,194                   -

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
      ZATION OF ACQUISITION COSTS                        510,000                170,000             546,000               182,000
                                                      ----------              ---------           ---------             ---------

NET INCOME                                            $1,140,662              $ 138,063           $ 754,541             $  52,014
                                                      ==========              =========           =========             =========
NET INCOME PER LIMITED
      PARTNERSHIP INTEREST                            $      100              $      12           $      66             $       4
                                                      ==========              =========           =========             =========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1995

                                  (Unaudited)



                                                              General                Limited
                                                              Partners               Partners                  Total
                                                              --------              ---------                 -------
PARTNERSHIP INTERESTS
  September 30, 1995                                                                    11,456
                                                                                    ==========

EQUITY (DEFICIENCY),
  at January 1, 1995                                         $(126,667)             $7,357,541               $7,230,874

Net income for nine months
  ended September 30, 1995                                      11,407               1,129,255                1,140,662
                                                             ---------              ----------               ----------

EQUITY (DEFICIENCY),
  at September 30, 1995                                      $(115,260)             $8,486,796               $8,371,536
                                                             =========              ==========               ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)


                                                                                       1995                   1994
                                                                                    ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                    $1,140,662             $  754,541
      Adjustments to reconcile net income to
           net cash provided by operating activities:
           Equity in income of limited partnerships                                   (514,500)              (552,000)
           Amortization of acquisition costs                                             4,500                  6,000
           Advances to limited partnerships                                               (500)               (75,595)
           Decrease in -
             Accounts payable                                                           (5,715)                (9,110)
             Interest payable                                                          (36,995)               (72,967)
                                                                                    ----------             ----------

                    Net cash provided by  operating activities                         587,452                 50,869
                                                                                    ----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Decrease (increase) in short term investments                                  1,021,022               (125,000)
      Distributions recognized as return of capital                                    296,833                502,321
                                                                                    ----------             ----------

                  Net cash provided by investing activities                          1,317,855                377,321
                                                                                    ----------             ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            1,905,307                428,190

CASH AND CASH EQUIVALENTS, beginning of period                                       7,209,247              6,610,307
                                                                                    ----------             ----------

CASH AND CASH EQUIVALENTS, end of period                                            $9,114,554             $7,038,497
                                                                                    ==========             ==========





   The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three and nine months then ended and changes in cash flows for the nine months then ended.

         The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership.

         METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

         The investment in limited partnerships is accounted for on the equity method. Acquisition and selection fees and other costs related to the acquisition of the projects have been capitalized to the investment account.

         NET INCOME PER LIMITED PARTNERSHIP INTEREST

         Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 11,456 for the periods presented.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 26 limited partnerships. In addition, the Partnership holds a general partner interest in REA. NAPICO is also a general partner in REA. REA, in turn, holds limited partner interests in nine additional limited partnerships. In total, therefore, the Partnership holds interest, either directly or indirectly including through REA, 32 partnerships which own residential rental projects consisting of 3,062 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

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

         The following is a summary of the investment in limited partnerships as of September 30, 1995:

         Balance, beginning of period                             $ 690,570

         Distributions recognized as return of capital             (296,833)
         Amortization of acquisitions costs                          (4,500)
         Equity in income of limited partnerships                   514,500
                                                                  ---------
         Balance, end of period                                   $ 903,737
                                                                  =========

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995


NOTE 2 - INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

         The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                                       Nine months         Three months         Nine months       Three months
                                                          ended               ended                ended              ended
                                                     Sept. 30, 1995       Sept. 30, 1995      Sept. 30, 1994     Sept. 30, 1994
                                                     --------------       --------------      --------------     --------------
         INCOME
              Rental and other                        $16,155,000           $5,385,000          $16,056,000          $5,352,000
                                                      -----------           ----------          -----------          ----------

         EXPENSES
              Depreciation                              2,775,000              925,000            2,829,000             943,000
              Interest                                  5,307,000            1,769,000            5,496,000           1,832,000
              Operating                                 8,802,000            2,934,000            8,106,000           2,702,000
                                                      -----------           ----------          -----------          ----------
                                                       16,884,000            5,628,000           16,431,000           5,477,000
                                                      -----------           ----------          -----------          ----------

         NET LOSS                                     $  (729,000)          $ (243,000)         $  (375,000)         $ (125,000)
                                                      ===========           ==========          ===========          ==========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - NOTES PAYABLES

         Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnerships. The Partnership is obligated on non-recourse notes payable of $1,510,000, bearing interest at 10 percent, to the sellers of the partnership interests. These notes are payable by the Partnership through REA, and have principal maturity dates in September 2020 and March 2024 or upon the sale or refinancing of the underlying partnership properties. These notes and the related interest are collaterized by REA's investment in the respective limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .5% of the invested assets. Invested assets is defined as the costs of acquiring project interests, including the porportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The fee incurred for the nine months ended September 30, 1995 and 1994 was $341,100.

         The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $22,445 has been paid and included in the Partnership's operating expenses.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995


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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

         Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of investment assets is payable to the corporate general partner. In 1995, legal expenses are higher than in 1994 because of legal consulting services regarding various properties and miscellaneous issues.

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

                               SEPTEMBER 30, 1995


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

                               SEPTEMBER 30, 1995


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


                                   REAL ESTATE ASSOCIATES LIMITED III
                                   (a California limited partnership)

                                   By: National Partnership Investments Corp.
                                       General Partner


                                   Date:____________________________________



                                   By:______________________________________
                                      Bruce Nelson
                                      President


                                   Date:____________________________________



                                   By:______________________________________
                                      Shawn Horwitz
                                      Executive Vice President and
                                      Chief Financial Officer