Form 10-K405
period 1995-12-31
REAL ESTATE ASSOCIATES LTD III
filed 1996-04-09
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      -----------------------------------

                  For the Fiscal Year Ended DECEMBER 31, 1995

                             Commission File Number
                                     2-68983
                                     -------

                       REAL ESTATE ASSOCIATES LIMITED III

                        A CALIFORNIA LIMITED PARTNERSHIP

               I.R.S. Employer Identification No.  95-3547611
                                                   ------------

        9090 Wilshire Blvd., Suite 201, Beverly Hills, California 90211

       Registrant's Telephone Number, Including Area Code (310) 278-2191

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:


                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X          No
                        -------------      -------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1.  BUSINESS:

Real Estate Associates Limited III ("REAL III" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on July 25, 1980. On January 5, 1981, Real Estate Associates Limited III offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by Lehman Brothers Inc.

The general partners of Real Estate Associates Limited III are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"), and Coast Housing Investments Associates, a Limited Partnership formed under the California Limited Partnership Act and consisting of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Charles H. Boxenbaum as limited partner. The business of REAL III is conducted primarily by its general partners as REAL III has no employees of its own.

Casden Investment Corporation ("CIC") owns 100 percent of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce
E. Nelson, Alan I. Casden, Henry C. Casden and Brian D. Goldberg.

REAL III holds limited partnership interests in 26 local limited partnerships as of December 31, 1995, and a general partner interest in Real Estate Associates ("REA") which in turn holds limited partnership interests in an additional 6 limited partnerships; therefore, REAL III holds directly or indirectly through REA, investments in thirty-two local limited partnerships. The general partners of REA are REAL III and NAPICO. Each of the limited partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

In order to stimulate private investment in low income housing, the federal government and certain state and local agencies have provided significant ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains. There remain, however, significant risks. The long-term nature of investments in government assisted housing limits the ability of REAL III to vary its portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

The partnerships in which REAL III has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL III became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL III's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the Project. Under certain circumstances, REAL III has the right to replace the general partner of the local limited partnerships.

Although each of the partnerships in which REAL III has invested generally owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1995, the projects in which REAL III had invested were substantially rented. The following is a schedule of the status as of December 31, 1995, of the projects owned by local limited partnerships in which REAL III is a limited partner.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL III HAS AN INVESTMENT
                               DECEMBER 31, 1995

                                                       Units Authorized
                                                          For Rental
                                                       Assistance Under
                                                         Section 8 or
                                                          Other Rent
                                       No. of             Supplement           Units           Percentage of
Name & Location                        Units               Program           Occupied           Total Units
- ---------------                        ------           ------------         --------           -----------
Bowin Place                             193                191/0                190                  98%
 Detroit, MI

Casa de las Hermanitas                   88                 88/0                 88                 100%
  Los Angeles, CA

Charlotte Lakeview, Riverview           553                114/153              533                 100%
 Residential Project
 Rochester, NY

Creekview Apts.                          80                 80/0                 78                  98%
 Stroudsburg, PA

Foothill Gardens                         54                 54/0                 53                  98%
 Los Angeles, CA

Frazier Park Apts.                       60                 60/0                 58                  97%
 Baldwin Park, CA

Gary Manor                              198                198/0                196                  99%
 Gary, IN

Grandview Homes                          26                 26/0                 26                 100%
 Los Angeles, CA

Hidden Pines Apts.                       40                 40/0                 40                 100%
 Greenville, MI

Highlawn Place Apartments               133                133/0                133                 100%
 Huntington, WV

Jenks School Apts.                       83                 82/0                 81                  98%
 Pawtucket, RI

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL III HAS AN INVESTMENT
                         DECEMBER 31, 1995 (CONTINUED)

                                                       Units Authorized
                                                          For Rental
                                                       Assistance Under
                                                         Section 8 or
                                                          Other Rent
                                       No. of             Supplement           Units             Percentage
Name & Location                        Units               Program           Occupied           Total Units
- ---------------                        ------           ------------         --------           -----------
Kern Villa                               49                 49/0                48                  98%
 Los Angeles, CA

Lakeside Apts.                           32                  0/13               31                  97%
 Stuart, FL

New Baltimore                           101                101/0               101                 100%
 New Baltimore, MI

Panorama Park Apts.                      66                 66/0                65                  98%
 Bakersfield, CA

Ramblewood Apts.                         64                  0/13               57                  89%
 Fort Payne, AL

Santa Maria Apts.                        86                 86/0                85                  99%
 San German, Puerto Rico

Senior Chateau on the Hill              185                183/0               183                  99%
 Cincinnati, OH

Sheraton Towers                          97                 97/0                96                  99%
 High Point, NC

South Bay Villa                          80                 80/0                80                 100%
 Los Angeles, CA

Sunset Grove Apts.                       22                 22/0                22                 100%
 Carson City, MI

Sunshine Canyon                          26                 26/0                26                 100%
 Stanton, MI

Tujunga Gardens                          53                 53/0                53                 100%
 Los Angeles, CA

Twenty-nine Palms                        47                 47/0                46                  98%
 Twenty-nine Palms, CA

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL III HAS AN INVESTMENT
                         DECEMBER 31, 1995 (CONTINUED)

                                                       Units Authorized
                                                          For Rental
                                                       Assistance Under
                                                         Section 8 or
                                                          Other Rent
                                       No. of             Supplement           Units             Percentage
Name & Location                        Units               Program           Occupied           Total Units
- ---------------                        ------           ------------         --------           -----------
Village Apts.                              51                51/0                50                  98%
 La Follette, TN

Village of Kaufman                         68                68/0                68                 100%
 Kaufman, TX

Village Grove Apts.                       104                None               100                  96%
 Corona, CA

Vincente Geigel                            80                80/0                80                 100%
 Polanco Apts.
 Isabela, Puerto Rico

Vista De Jagueyes                          73                73/0                73                 100%
 Aguas Buenas, PR

Westgate Apts.                             72                33/16               63                  88%
 Albertville, AL

Wilderness Trail Manor                    124               124/0               124                 100%
 Pineville, KY

Wilkes Towers                              72                72/0                70                  97%
 Wilkesboro, NC
                                        -----             ---------            -----                -----
TOTALS                                  3,060             2,377/195            2,996                 98%
                                        =====             =========            =====

ITEM 2.  PROPERTIES:

Through its investment in local limited partnerships, REAL III holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.


ITEM 3.  LEGAL PROCEEDINGS:

As of December 31, 1995, REAL III's Corporate General Partner was plaintiff or defendant in several lawsuits. None of these suits were related to REAL III.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1995 there were 2,086 registered holders of units in REAL III. One distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989. This represented the proceeds from the sale of one of the Partnership's real estate investments. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the limited partnerships.

ITEM 6.  SELECTED FINANCIAL DATA:



                                                        Year Ended December 31,
                              -----------------------------------------------------------------------
                                  1995           1994           1993          1992           1991
                              -----------    -----------    -----------    -----------    -----------
Loss From Partnership
   Operations                $  (567,421)   $  (577,031)   $  (586,269)   $  (486,954)   $  (404,992)

Distributions From
   Limited Partnerships
   Recognized as Income          765,514        683,491        987,697        378,194        573,783

Equity in Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs             887,919        539,729        708,865        712,014        412,294
                             -----------    -----------    -----------    -----------    -----------

Net Income                   $ 1,086,012    $   646,189    $ 1,110,293    $   603,254    $   581,085
                             ===========    ===========    ===========    ===========    ===========

Net Income per Limited
   Partnership Interest      $        95    $        56    $        96    $        52    $        50
                             ===========    ===========    ===========    ===========    ===========



Total assets                 $10,185,039    $ 9,095,839    $ 8,489,578    $ 7,496,667    $ 6,882,393
                             ============   ===========    ===========    ===========    ===========

Investments in Limited
   Partnerships              $   930,576    $   690,570    $   679,271    $   491,166    $   430,557
                             ===========    ===========    ===========    ===========    ===========

Notes Payable                $ 1,510,000    $ 1,510,000    $ 1,510,000    $ 1,510,000    $ 1,510,000
                             ===========    ===========    ===========    ===========    ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market investments and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

CAPITAL RESOURCES

REAL III received $14,320,000 in subscriptions for units of Limited Partnership Interests (at $5,000 per unit) during the period March 31, l981 to October 30, 1981, pursuant to a registration statement on Form S-11. As of March 10, 1982, REAL III received an additional $14,320,000 in subscriptions pursuant to the exercise of warrants and the sale of Additional Limited Partnership Interests.

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which REAL III has invested could produce tax losses for as long as 20 years. The Partnership will seek to defer income taxes from capital gains by not selling any projects or project interests within 10 years, except to qualified tenant cooperatives, or when proceeds of the sale would supply sufficient cash to enable the partners to pay applicable taxes.

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

A recurring Partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated as a percentage of the Partnership's invested assets. The management fee is paid to the corporate general partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership.

Operating expenses, exclusive of management fees and interest of the Partnership, consist substantially of professional fees for services rendered to the Partnership. Operating expenses did not vary significantly for the years presented.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited III
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited III (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 3 percent and 8 percent of total assets as of December 31, 1995 and 1994, respectively, and the equity in income of these limited partnerships represents 33 percent, 34 percent and 31 percent of the total net income of the Partnership for the years ended December 31, 1995, 1994 and 1993, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 1996

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS


                                                        1995           1994
                                                    -----------    ----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)        $   930,576    $  690,570

CASH AND CASH EQUIVALENTS (Note 1)                    9,028,963     7,209,247

SHORT TERM INVESTMENTS (Note 1)                         125,000     1,146,022

OTHER ASSETS                                            100,500        50,000
                                                    -----------    ----------
          TOTAL ASSETS                              $10,185,039    $9,095,839
                                                    ===========    ==========


                               LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:
     Notes payable (Notes 3 and 7)                  $ 1,510,000    $1,510,000
     Interest payable (Notes 3 and 7)                   344,762       344,007
     Accounts payable                                    13,391        10,958
                                                    -----------    ----------
                                                      1,868,153     1,864,965
                                                    -----------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                   (115,807)     (126,667)
    Limited partners                                  8,432,693     7,357,541
                                                    -----------    ----------
                                                      8,316,886     7,230,874
                                                    -----------    ----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)                 $10,185,039    $9,095,839
                                                    ===========    ==========





    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                        1995           1994           1993
                                                    ----------     ----------     ----------
INTEREST AND OTHER INCOME                           $  267,189     $  181,750     $  143,549
                                                    ----------     ----------     ----------

OPERATING EXPENSES:
     Legal and accounting                              135,191         86,950         57,136
     Management fees - general partner (Note 4)        454,800        454,800        454,800
     Interest (Note 3)                                 151,000        151,000        151,000
     Administrative (Note 4)                            93,619         66,031         66,882
                                                    ----------     ----------     ----------
        Total operating expenses                       834,610        758,781        729,818
                                                    ----------     ----------     ----------
LOSS FROM OPERATIONS                                  (567,421)      (577,031)      (586,269)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                  765,514        683,491        987,697

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                   887,919        539,729        708,865
                                                    ----------     ----------     ----------
NET INCOME                                          $1,086,012     $  646,189     $1,110,293
                                                    ==========     ==========     ==========
NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                              $       95     $       56     $       96
                                                    ==========     ==========     ==========





    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                      General         Limited
                                      Partners        Partners           Total
                                    -----------     ------------      ------------
     EQUITY (DEFICIENCY),
        January 1, 1993             $ (144,232)     $  5,618,624      $  5,474,392

        Net income for 1993             11,103         1,099,190         1,110,293
                                    ----------      ------------      ------------

     EQUITY (DEFICIENCY),
        December 31, 1993             (133,129)        6,717,814         6,584,685

        Net income for 1994              6,462           639,727           646,189
                                    ----------      ------------      ------------

     EQUITY (DEFICIENCY),
        December 31, 1994             (126,667)        7,357,541         7,230,874

        Net income for 1995             10,860         1,075,152         1,086,012
                                    ----------      ------------      ------------

     EQUITY (DEFICIENCY),
        December 31, 1995           $ (115,807)     $  8,432,693      $  8,316,886
                                    ==========      ============      ============





    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                1995            1994           1993
                                                            -----------     ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 1,086,012     $  646,189     $ 1,110,293
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in income of limited partnerships and
           amortization of acquisition costs                   (887,919)      (539,729)       (708,865)
       Decrease (increase) in other assets                      (50,500)       (50,000)         30,924
       Increase (decrease) in interest and other payables         3,188        (39,928)       (117,382)
                                                            -----------     ----------     -----------

            Net cash provided by operating activities           150,781         16,532         314,970
                                                            -----------     ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distribution from limited partnerships
        recognized as return of capital                         647,913        554,025         536,892
   Capital contributions and advances
        to limited partnerships                                       0        (25,595)        (16,132)
   Decrease (increase) in investments                         1,021,022         53,978        (275,000)
                                                            -----------     ----------     -----------

             Net cash provided by investing activities        1,668,935        582,408         245,760
                                                            -----------     ----------     -----------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                         1,819,716        598,940         560,730

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                          7,209,247      6,610,307       6,049,577
                                                            -----------     ----------     -----------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                              $ 9,028,963     $7,209,247     $ 6,610,307
                                                            ===========     ==========     ===========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
      Cash paid during the year for interest                $   150,245     $  186,216     $   170,421
                                                            ===========     ==========     ===========





    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Real Estate Associates Limited III (the Partnership) was formed under the California Limited Partnership Act on July 25, 1980. The Partnership was formed to invest either directly or indirectly in other partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. (NAPICO), the corporate general partner, and Coast Housing Investment Associates (CHIA), a limited partnership. Casden Investment Corporation owns 100 percent of NAPICO's stock. The limited partner of CHIA is an officer of NAPICO.

         The Partnership offered 3,000 units and issued 2,864 units of limited partner interests through a public offering. Each unit was comprised of two limited partner interests and a warrant granting the investor the right to purchase two additional limited partner interests. An additional 5,728 interests were issued from the exercise of the warrants and the sale of interests associated with warrants not exercised. The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest in proportion to their respective investments.

         The Partnership shall be dissolved only upon the expiration of 52 complete calendar years (December 31, 2032) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement.

         Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation

         These financial statements include the accounts of Real Estate Associates Limited III and Real Estate Associates ("REA"), a California general partnership in which the Partnership holds a 99.9 percent general partner interest. Losses in excess of the minority interest is equity that would otherwise be attributed to the minority interest are being allocated to the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Method of Accounting for Investments in Limited Partnerships

         The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part of the investment account and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

         Net Income Per Limited Partnership Interest

         Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 11,456 for all years presented.

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

2.       INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 26 limited partnerships. In addition, the Partnership holds a general partner interest in REA. NAPICO is also a general partner in REA. REA, in turn, holds limited partner interests in six additional limited partnerships. In total, therefore, the Partnership holds interests, either directly or indirectly through REA, in 32 partnerships which own residential low income rental projects consisting of 3,062 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 75 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA. REA holds a 99 percent interest in each of the limited partnerships in which it has invested.

         Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $19,672,000 and $18,810,000 as of December 31, 1995 and 1994, respectively.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         Distributions from limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.

         The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                                1995                   1994
                                                                             ----------             ----------
         Investment balance, beginning of year                               $  690,570             $  679,271
         Equity in income of limited partnerships                               893,892                543,481
         Amortization of capitalized acquisition costs and fees                  (5,973)                (3,752)
         Capital contributions to limited partnerships                              -                   25,595
         Cash distributions recognized as return of capital                    (647,913)              (554,025)
                                                                             ----------             ----------
         Investment balance, end of year                                     $  930,576             $  690,570
                                                                             ==========             ==========

        The difference between the investment in the accompanying balance sheets at December 31, 1995 and 1994, and the deficiency per the limited partnerships' combined financial statements is due primarily to the cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

        Selected financial information from the combined financial statements at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:


                                 Balance Sheets

                                                                             1995              1994
                                                                           --------          --------
                                                                                 (in thousands)
         Land and buildings, net                                           $ 57,454          $ 59,971
                                                                           ========          ========
         Total assets                                                      $ 71,818          $ 74,389
                                                                           ========          ========
         Mortgages payable                                                 $ 90,573          $ 91,569
                                                                           ========          ========
         Total liabilities                                                 $ 97,506          $ 98,601
                                                                           ========          ========
         Deficiency of Real Estate Associates Limited III                  $(25,837)         $(24,455)
                                                                           ========          ========
         Equity of other partners                                          $    149          $    243
                                                                           ========          ========

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                        1995          1994          1993
                                                       -------       -------      -------
                                                                 (in thousands)
         Total revenue                                 $22,082       $21,540      $21,407
                                                       =======       =======      =======

         Interest expense                              $ 6,914       $ 7,074      $ 7,326
                                                       =======       =======      =======

         Depreciation                                  $ 3,722       $ 3,700      $ 3,771
                                                       =======       =======      =======

         Total expenses                                $22,278       $22,514      $21,909
                                                       =======       =======      =======

         Net loss                                      $  (196)      $  (974)     $  (502)
                                                       =======       =======      =======

         Net loss allocable to the Partnership         $  (184)      $  (962)     $  (271)
                                                       =======       =======      =======

         Land and buildings, above, have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

         An affiliate of NAPICO is the general partner in one of the limited partnerships included above, and another affiliate receives property management fees of 5 percent of its revenue. The affiliate received property management fees of $16,128, $14,976 and $15,840 in 1995, 1994 and 1993, respectively. The following sets forth the significant data for this partnership, reflected in the accompanying financial statements using the equity method of accounting:

                                                           1995              1994             1993
                                                         --------         ---------         --------
                                                                        (in thousands)

         Total assets                                  $   1,132           $ 1,130
                                                       =========           =======

         Total liabilities                             $   1,834           $ 1,786
                                                       =========           =======

         Deficiency of Real Estate Associates
           Limited III                                 $    (826)          $  (780)
                                                       =========           =======

         Equity of other partners                      $     124           $   124
                                                       =========           =======

         Total revenues                                $     370           $   378          $   348
                                                       =========           =======          =======

         Net loss                                      $     (46)          $   (33)         $  (104)
                                                       =========           =======          =======

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


3.       NOTES PAYABLE

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

         Maturity dates on the notes payable are as follows:

                 Years Ending December 31
                 ------------------------
                        1996                               $           -
                        1997                                           -
                        1998                                           -
                        1999                                           -
                        2000                                           -
                     Thereafter                                1,510,000
                                                              ----------

                                                              $1,510,000
                                                              ==========

4.       FEES AND EXPENSES DUE GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $29,927, $28,835 and $28,665 in 1995, 1994
         and 1993, respectively, and is included in operating expenses.

5.       CONTINGENCIES

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


6.       INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial reporting result from the use of different bases and depreciation methods for the properties held by the limited partnerships. Differences in tax and financial losses also arise as losses are not recognized for financial reporting purposes when the investment balance has been reduced to zero.

7.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, when it is practicable to estimate that value. The notes payable are collateralized by the Partnership's investments in the investee limited partnerships and are payable only out of cash distributions from the investee partnerships. The operations generated by the investee limited partnerships are subject to various government rules, regulations and restrictions which make it impracticable to estimate the fair value of the notes payable and related accrued interest. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

8.       FOURTH QUARTER ADJUSTMENT

         The Partnership's policy is to record its equity in income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $378,000, between the estimated nine-month equity in income and the actual total for 1995 equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED III
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                         Year Ended December 31, 1995
                                    --------------------------------------------------------------------------------

                                                                     Cash            Equity
                                    Balance                         Distri-            in         Balance
                                    January         Capital         butions          Income       December
Limited Partnerships                1, 1995      Contributions      Received         (Loss)       31, 1995
- --------------------                -------      -------------      --------         ------       --------
Bowin Place                        $ 365,973     $                 $  (39,861)     $ 193,848     $ 519,960
Casa de las Hermanitas                                                (76,359)        97,530        21,171
Charlotte
Creekview Apartments
Foothill Gardens                                                      (23,532)        23,532
Frazier Park Apartments
Gary Manor
Grandview Homes                                                       (36,969)        36,969
Hidden Pines Apartments
Highlawn Place                                                                      (122,066)      122,066
Jenks School Apartments              324,597                          (36,972)       101,820       389,445
Kern Villa
Lakeside Apartments
New Baltimore Towers                                                  (53,207)        53,207
Panorama Park Apartments                                              (14,448)        14,448
Ramblewood Apartments
Santa Maria Apartments
Senior Chateau                                                       (146,237)       146,237
Sheraton Towers
South Bay Villa                                                       (98,262)        98,262
Sunset Grove Apartments
Sunshine Canyon Apartments
Tujunga Gardens
Twenty-Nine Palms Apartments
Vicente Geigel Polanco Apts.
Village Apartments

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED III
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                           Year Ended December 31, 1995
                                                  --------------------------------------------------------------------------------

                                                                                         Cash            Equity
                                                  Balance                               Distri-            in            Balance
                                                  January            Capital            butions          Income          December
Limited Partnerships                              1, 1995         Contributions        Received          (Loss)          31, 1995
- --------------------                              -------         -------------        --------          ------          --------
Village Apartments (Kaufman)
Village Grove Apartments
Vista De Jagueyes
Westgate Apartments
Wilderness Trail Manor
Wilkes Towers
                                                 ---------       ------------          ---------         --------        --------
TOTAL                                            $ 690,570       $    -                $(647,913)        $887,919        $930,576
                                                 =========       ============          =========         ========        ========

                                                                        SCHEDULE
                                                                     (CONTINUED)
                       REAL ESTATE ASSOCIATES LIMITED III
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                    Year Ended December 31, 1994
                                           --------------------------------------------------------------------------------
                                                                                  Cash            Equity
                                            Balance                               Distri-           in           Balance
                                            January            Capital            butions         Income         December
Limited Partnerships                        1, 1995         Contributions        Received         (Loss)         31, 1995
- --------------------                        -------         -------------        --------         ------         --------
Bowin Place                                $  283,974       $                  $  (39,861)      $  121,860      $  365,973
Casa de las Hermanitas                        106,770                                             (106,770)
Charlotte
Creekview Apartments
Foothill Gardens
Frazier Park Apartments                                                            (9,900)           9,900
Gary Manor
Grandview Homes                                                                   (22,839)          22,839
Hidden Pines Apartments
Highlawn Place                                                                   (184,826)         184,826
Jenks School Apartments                       288,527                             (78,002)         114,072         324,597
Kern Villa
Lakeside Apartments
New Baltimore Towers                                                              (69,370)          69,370
Panorama Park Apartments                                                          (17,888)          17,888
Ramblewood Apartments
Santa Maria Apartments
Senior Chateau                                                                   (131,339)         131,339
Sheraton Towers
South Bay Villa
Sunset Grove Apartments
Sunshine Canyon Apartments
Tujunga Gardens
Twenty-Nine Palms Apartments                                   25,595                              (25,595)
Vicente Geigel Polanco Apts.
Village Apartments

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED III
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                            Year Ended December 31, 1994
                                                  --------------------------------------------------------------------------------

                                                                                         Cash            Equity
                                                  Balance                               Distri-            in            Balance
                                                  January            Capital            butions          Income          December
Limited Partnerships                              1, 1995         Contributions        Received          (Loss)          31, 1995
- --------------------                              -------         -------------        --------          ------          --------
Village Apartments (Kaufman)
Village Grove Apartments
Vista De Jagueyes
Westgate Apartments
Wilderness Trail Manor
Wilkes Towers
                                                 ---------          ---------         ---------         --------         --------
TOTAL                                            $ 679,271          $  25,595         $(554,025)        $539,729         $690,570
                                                 =========          =========         =========         ========         ========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED III
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                            Year Ended December 31, 1993
                                                  ----------------------------------------------------------------------------------

                                                                                         Cash            Equity
                                                  Balance                               Distri-            in              Balance
                                                  January            Capital            butions          Income            December
Limited Partnerships                              1, 1995         Contributions        Received          (Loss)            31, 1995
- --------------------                              -------         -------------        --------          ------            --------
Bowin Place                                      $  68,604          $                 $  (39,861)      $  255,231        $  283,974
Casa de las Hermanitas                             129,478                                                (22,708)          106,770
Charlotte
Creekview Apartments
Foothill Gardens                                                                         (17,177)          17,177
Frazier Park Apartments
Gary Manor
Grandview Homes                                                                           (5,927)           5,927
Hidden Pines Apartments
Highlawn Place                                                                          (191,747)         191,747
Jenks School Apartments                            293,084                               (65,534)          60,977           288,527
Kern Villa
Lakeside Apartments
New Baltimore Towers                                                                     (62,940)          62,940
Panorama Park Apartments
Ramblewood Apartments
Santa Maria Apartments
Senior Chateau                                                                          (123,528)         123,528
Sheraton Towers
South Bay Villa                                                                           (7,015)           7,015
Sunset Grove Apartments
Sunshine Canyon Apartments
Tujunga Gardens                                                                          (23,163)          23,163
Twenty-Nine Palms Apartments                                           16,132                             (16,132)
Vicente Geigel Polanco Apts.
Village Apartments

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED III
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                            Year Ended December 31, 1993
                                                  ----------------------------------------------------------------------------------

                                                                                          Cash            Equity
                                                  Balance                                Distri-            in            Balance
                                                  January            Capital             butions          Income          December
Limited Partnerships                              1, 1995         Contributions         Received          (Loss)          31, 1995
- --------------------                              -------         -------------         --------          ------          --------
Village Apartments (Kaufman)
Village Grove Apartments
Vista De Jagueyes
Westgate Apartments
Wilderness Trail Manor
Wilkes Towers
                                                 ---------         ----------          ---------          --------        ---------
TOTAL                                            $ 491,166         $   16,132          $(536,892)         $708,865        $ 679,271
                                                 =========         ==========          =========          ========        =========

                                                                        SCHEDULE
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED III
         INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                       FROM AFFILIATES AND OTHER PERSONS
                                  YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993


NOTES:   1.      Equity in losses of the limited partnerships represents the
                 Partnership's allocable share of the net loss from the limited partnerships for the year. Equity in losses of the limited partnerships will be recognized until the investment balance is reduced to zero or below zero to an amount equal to future capital contributions to be made by the Partnership.

         2. Cash distributions from the local limited partnerships will be treated as a return on the investment and will reduce the investment balance until such time as the investment is reduced to an amount equal to additional contributions. Distributions subsequently received will be recognized as income.

                                                                    SCHEDULE III
                                                                     (Continued)

                      REAL ESTATE ASSOCIATES LIMITED III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL III HAS INVESTMENTS
                              DECEMBER 31, 1995



                                                                Buildings, Furnishings
                                                                  & Equipment - Initial
                                                                  Cost to Partnership
                                 Number   Outstanding             and Amount Carried
                                   of      Mortgage                  at Close of                    Accumulated   Construction
      Partnership/Location       Units       Loan           Land        Period            Total     Depreciation     Period
      --------------------       ------   -----------   ----------  --------------  -------------   ------------   -----------
Bowin Place                        193    $ 5,329,476   $  752,729   $  5,708,192    $  6,460,921    $ 3,694,172          (A)
 Detroit, Michigan
Casa De Las Hermanitas              88      3,149,619      405,578      3,809,605       4,215,183      1,870,641         1981
 Los Angeles, California
Charlotte Lakeview                 553     12,786,375      551,500     18,261,984      18,813,484     13,603,472          (A)
 Rochester, NY
Creekview Apartments                80      2,081,634      213,463      2,340,084       2,553,547        961,443    1981-1982
 Stroudsburg, Pennsylvania
Foothill Gardens                    54      2,038,353      309,626      2,447,512       2,757,138      1,256,810         1981
 Los Angeles, California
Frazier Park Apartments             60      2,754,415      400,067      3,276,813       3,676,880      1,568,551    1981-1982
 Baldwin Park, California
Gary Manor                         198      5,654,325      399,715      6,905,472       7,305,187      4,415,777          (A)
 Gary, Indiana
Grandview Homes                     26      1,267,910      324,293      1,377,730       1,702,023        688,939         1981
 Los Angeles, California
Hidden Pines Apartments             40      1,388,566       43,954      1,648,093       1,692,047      1,554,857         1981
 Greenville, Michigan
Highlawn Place                     133      2,922,636      310,653      3,307,393       3,618,046      2,252,600          (A)
 Huntington, West Virginia
Jenks School Apartments             83      2,564,570       96,740      3,590,394       3,687,134      1,584,341    1981-1982
 Pawtucket, Rhode Island
Kern Villa                          49      2,369,360      311,811      2,868,195       3,180,006      1,386,027    1981-1982
 Los Angeles, California
Lakeside Apartments                 32        684,466       72,336        931,257       1,003,593        927,295    1980-1981
 Stuart, Florida
New Baltimore Towers               101      2,320,549      455,282      3,121,602       3,576,884      2,265,029          (A)
 New Baltimore, MD
Panorama Park Apartments            66      2,901,299      680,296      3,253,405       3,933,701      1,575,947    1981-1982
 Bakersfield, California
Ramblewood Apartments               64      1,089,156       53,267      1,597,590       1,650,857        911,955    1980-1981
 Fort Payne, Alabama
Santa Maria Apartments              86      2,879,690       86,106      3,216,936       3,303,042      1,730,058    1981-1982
 San German, Puerto Rico
Senior Chateau                     185      4,215,674      408,863      4,651,140       5,060,003      3,201,552          (A)
 Cincinnati, Ohio
Sheraton Towers                     97      2,858,916       50,546      3,484,037       3,534,583      1,274,787    1981-1982
 High Point, North Carolina
South Bay Villa                     80      3,620,263      365,333      4,609,170       4,974,503      2,282,970    1980-1981
 San Pedro, California
Sunset Groove Apartments            22        672,088       19,432        800,585         820,017        744,874    1981-1982
 Carson City, Michigan
Sunshine Canyon Apartments          26        850,546       20,262        991,762       1,012,024        913,610    1981-1982
 Stanton, Michigan
The Village Apartments              68      1,761,365      152,573      1,955,814       2,108,387        750,812    1980-1981
 Kaufman, Texas
Tujunga Gardens                     54      2,017,669      325,492      2,390,317       2,715,809      1,200,986         1981
 Los Angeles, California
Twenty-Nine Palms Apts.             48      1,616,750      111,617      1,921,064       2,032,681      1,099,215    1981-1982
 Twenty-Nine Palms, California
Village Apartments                  51      1,447,888       65,245      1,642,060       1,707,305      1,090,994    1981-1982
 La Follette, Tennessee
Village Grove Apartments           104      3,509,131      416,000      4,559,583       4,975,583      2,396,019         1974
 Corona, California
Vicente Geigel Polanco Apts.        80      2,609,221      107,685      2,837,393       2,945,078      1,524,659    1981-1982
 Issabela, Puerto Rico
Vista De Jagueyes                   73      2,665,461      102,554      3,241,985       3,344,539      1,798,836    1981-1982
 Aguas Buenas, Puerto Rico
Westgate Apartments                 72      1,122,708       80,000      1,476,168       1,556,168        656,511    1980-1981
 Albertville, Alabama
Wilderness Trail Manor             124      5,361,107      191,542      6,506,682       6,698,224      3,723,818         1982
 Pineville, Kentucky
Wilkes Towers                       72      2,061,507       32,471      2,302,594       2,335,065        840,372    1981-1982
 Wilkesboro, North Carolina
Additional basis of real estate
due to REAL III's capital
contribution to investee limited
partnership                                                769,172      9,502,360      10,271,532      6,019,146
                                 -----    -----------   ----------   ------------    ------------    -----------
TOTAL                            3,062    $90,572,693   $8,686,203   $120,534,971    $129,221,174    $71,767,075
                                 =====    ===========   ==========   ============    ============    ===========

(A)  This project was completed when REAL III entered the Partnership.

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS INVESTMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTES:   1.      Each local limited partnership has developed, owns and
                 operates the housing project. Substantially all project costs, including construction period interest expense, were capitalized by the limited partnerships.

         2. Depreciation is provided for by various methods over the estimated useful lives of the Projects. The estimated composite useful lives of the buildings are generally from 25 to 40 years.

         3.      Investments in property and equipment:

                                                                                Buildings,
                                                                               Furnishings,
                                                        Land                  and Equipment                  Total
                                                      --------                -------------                --------
Balance, January 1, 1993                              $8,537,253                $118,648,098              $127,185,351

Net additions during 1993                                 29,800                     591,046                   620,846
                                                      ----------                ------------              ------------

Balance, December 31, 1993                             8,567,053                 119,239,144               127,806,197

Net additions during 1994                                 39,791                     469,127                   508,918
                                                      ----------                ------------              ------------

Balance, December 31, 1994                             8,606,844                 119,708,271               128,315,115

Net additions during 1995                                 79,359                     826,700                   906,059
                                                      ----------                ------------              ------------

Balance, December 31, 1995                            $8,686,203                $120,534,971              $129,221,174
                                                      ==========                ============              ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS INVESTMENTS
                               DECEMBER 31, 1995


                                                Buildings,
                                               Furnishings,
                                                   And
                                                Equipment
                                                ---------
Accumulated Depreciation:
- ------------------------
Balance, January 1, 1993                       $60,909,456

Net additions during 1993                        3,746,819
                                               -----------

Balance, December 31, 1993                      64,656,275

Net additions during 1994                        3,687,594
                                               -----------

Balance, December 31, 1994                      68,343,869

Net additions during 1995                        3,423,206
                                               -----------

Balance, December 31, 1995                     $71,767,075
                                               ===========

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED III (the "Partnership") has no directors or executive officers of its own.

National Partnership Investment Corp. ("NAPICO" or "the Managing General Partner") is a wholly-owned subsidiary of Casden Investment Company, an affiliate of The Casden Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 66, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with the NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. In 1963, he was the winner of the Snyder Award, the highest annual award offered by the National Association of Real Estate Boards for Best Exchange. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Mr. Boxenbaum was a member of the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 44, President and a director of NAPICO.

Mr. Nelson joined the NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 50, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Company. Prior to that, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm. Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science and a Masters in Business Administration degree from the University of Southern California.

HENRY C. CASDEN, 52, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould.
From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

BRIAN D. GOLDBERG, 32, Chief Financial Officer of The Casden Company and a director of NAPICO.

Mr. Goldberg joined The Casden Company in 1990 as Vice President of Finance and became Chief Financial Officer in March 1991. Prior to joining The Casden Company, Mr. Goldberg was with Arthur Andersen & Co., an international public accounting firm, from August 1985 until July 1990 in their Los Angeles office. He received his bachelor of science degree in Accounting from the University of Denver. Mr. Goldberg is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

SHAWN HORWITZ, 36, Executive Vice President and Chief Financial Officer.

Mr. Horwitz joined NAPICO in 1990 and is responsible for the financial affairs of NAPICO and the limited partnerships sponsored by NAPICO. Prior to joining NAPICO, Mr. Horwitz was President of Star Sub Shops, Inc., a corporation engaged in the business of selling fast food franchises, for approximately one year, was an audit manager in the real estate industry group for Altschuler, Melvin & Glasser for six years, and was an auditor with Arthur Young & Co. for 3 years.

Mr. Horwitz received his Bachelor of Commerce degree in accounting from Rhodes University in South Africa and is a member of the Illinois Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the South African Institute of Chartered Accountants.

BOB SCHAFER, 54, Vice President and Corporate Controller.

Mr. Schafer joined NAPICO in 1984 and is the Corporate Controller responsible for the financial reporting function of the Company. Prior to this, he was a Group and Division Controller at Bergen Brunswig for over eight years, Controller at a Flintkote subsidiary for over four years, and Assistant Controller at an electronics subsidiary of General Electric for two years.

Mr. Schafer is a member of the California Society of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Woodbury University, Los Angeles.

PATRICIA W. TOY, 66, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 35, Executive Vice President, General Counsel and Assistant Secretary.

Mr. Walther joined NAPICO in 1987 and is responsible for the legal affairs of the NAPICO sponsored limited partnerships. Prior to joining NAPICO, Mr. Walther worked in the San Francisco law firm of Browne and Kahn which specialized in construction litigation. Mr. Walther received his Bachelor of Arts Degree in Political Science from the University of California, Santa Barbara and is a graduate of the University of California, Davis, School of Law. He is a member of the State Bar of Hawaii.

ITEM 11.   MANAGEMENT RENUMERATION AND TRANSACTIONS

Real Estate Associates Limited III has no officers, employees or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate General Partner an annual management fee The annual management fee is approximately equal to .4 percent of the invested assets, including the Partnership's allocable share of the mortgages related to real estate properties held by local limited partnerships is to be paid to the general partners. The fee is earned beginning in the month the Partnership makes its initial contribution to the limited partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.

An affiliate of the Corporate General Partner is responsible for the on-site property management for a property owned by a limited partnership in which the Parntership has invested.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT:

(a)      Security Ownership of Certain Beneficial Owners

         The general partners own all of the outstanding general partnership interests of REAL III; no person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

(b) At December 31, 1995, security ownership of management is as listed:

                                                                            Amount and             Percentage of
                                                                             Nature of              Outstanding
                                                 Name of                    Beneficial                Limited
Title of Class                              Beneficial Owner                   Owner             Partner Interests
- --------------                              ----------------                ----------           -----------------
Limited Partnership Interest           Coast Housing Investments
                                       Associates (CHIA)
                                       9090 Wilshire Blvd., #201
                                       Beverly Hills, CA 90211                30,000                     *

Limited Partnership Interest           Charles H. Boxenbaum
                                       780 Latimer Road
                                       Santa Monica, CA 90402                 17,500                     *

Limited Partnership Interest           Bruce E. Nelson
                                       7036 Grasswood Avenue
                                       Malibu, CA 90265                        5,000                     *

* Cumulative Limited Partnership interests owned by corporate officers or the general partner is less than 1% interest of total outstanding Limited Partnership interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The transactions with the Corporate General Partner are primarily in the form of fees paid by the Partnership to the general partner for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON FORM
          8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1995 and 1994.

Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1995, 1994 and 1993.

Statements of Cash Flow for the years ended December 31, 1995, 1994 and 1993.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED III, REAL ESTATE ASSOCIATES AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED III AND REAL ESTATE ASSOCIATES HAVE INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1995, 1994 and
1993.

Schedule III - Real estate and accumulated depreciation, December 31, 1995.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form
         S-11 #268983 incorporated herein by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated January 5, 1981, and the thirty-three contracts representing the Partnership investment directly or indirectly in local limited partnerships as previously filed at the Securities Exchange Commission, File 268983 which is hereby incorporated by reference.

(13)     Annual report to security holders:  page 10.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1995.