Form 10-Q
period 1996-03-31
REAL ESTATE ASSOCIATES LTD III
filed 1996-05-17
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED MARCH 31, 1996

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996



PART I.   FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Balance Sheets, March 31, 1996 and December 31, 1995....  1

                    Statements of Operations,
                           Three Months Ended March 31, 1996 and 1995 ......  2

                    Statement of Partners' Equity,
                           Three Months Ended March 31, 1996 ...............  3

                    Statements of Cash Flows,
                           Three Months Ended March 31, 1996 and 1995 ......  4

                    Notes to Financial Statements ..........................  5

           Item 2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations ...........  9

PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings....................................... 10

           Item 6.  Exhibits and Reports on Form 8-K........................ 10

           Signatures  ..................................................... 11

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                                         1996             1995
                                                                      (Unaudited)      (Audited)
                                                                       ----------     -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                           $1,072,576     $   930,576

CASH AND CASH EQUIVALENTS (Note 1)                                      8,991,669       9,028,963

SHORT TERM INVESTMENTS (Note 1)                                           125,000         125,000

OTHER ASSETS                                                              135,000         100,500
                                                                      -----------     -----------

          TOTAL ASSETS                                                $10,324,245     $10,185,039
                                                                      ===========     ===========




                     LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Notes payable (Notes 3 and 6)                                    $ 1,510,000     $ 1,510,000
     Interest payable (Notes 3 and 6)                                     382,512         344,762
     Accounts payable                                                      28,791          13,391
                                                                      -----------     -----------

                                                                        1,921,303       1,868,153
                                                                      -----------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                     (114,946)       (115,807)
    Limited partners                                                    8,517,888       8,432,693
                                                                      -----------     -----------

                                                                        8,402,942       8,316,886
                                                                      -----------     -----------
           TOTAL LIABILITIES AND PARTNERS'
            EQUITY (DEFICIENCY)                                       $10,324,245     $10,185,039
                                                                      ===========     ===========




     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)


                                                           1996        1995
                                                       ---------    ---------
INTEREST AND OTHER INCOME                              $  70,137    $  42,935
                                                       ---------    ---------
OPERATING EXPENSES:

          Legal and accounting                            41,467       41,387
          Management fees - general partner (Note 4)     113,710      113,700
          Interest (Note 3)                               37,750       37,750
          Administrative  (Note 4)                        14,404       19,296
                                                       ---------    ---------

                Total operating expenses                 207,331      212,133
                                                       ---------    ---------

LOSS FROM OPERATIONS                                    (137,194)    (169,198)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     81,250      113,290

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                                    142,000      170,000
                                                       ---------    ---------

NET INCOME                                             $  86,056    $ 114,092
                                                       =========    =========

NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                 $       8    $      10
                                                       =========    =========

     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)

                                           General      Limited
                                           Partners     Partners      Total
                                         ----------   ----------   ----------
PARTNERSHIP INTERESTS
      March 31, 1996                                      11,456
                                                      ==========


EQUITY (DEFICIENCY),
      January 1, 1996                    $(115,807)   $8,432,693   $8,316,886

      Net income for the three months
      ended March 31, 1996                     861        85,195       86,056
                                         ---------    ----------   ----------

EQUITY (DEFICIENCY),
      March 31, 1996                     $(114,946)   $8,517,888   $8,402,942
                                         =========    ==========   ==========


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  '(Unaudited)

                                                                     1996          1995
                                                                 ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                $   86,056     $  114,092
       Adjustments to reconcile net income to net cash
         used in operating activities:
           Equity in income of limited partnerships and
               amortization of acquisition costs                   (142,000)      (170,000)
           Decrease (increase) in other assets                      (34,500)             0
           Increase (decrease) in interest and other payables        53,150         52,429
                                                                 ----------     ----------

                Net cash used in operating activities               (37,294)        (3,479)
                                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Decrease in investments                                         --            2,692
                                                                 ----------     ----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                           (37,294)          (787)

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                        9,028,963      7,209,247
                                                                 ----------     ----------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                             $8,991,669     $7,208,460
                                                                 ==========     ==========


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited III (the "Partnership") annual report for the year ended December 31, 1995. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and changes in cash flows for the three months then ended.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The following is a summary of the investment in limited partnerships as of March 31, 1996:


     Balance, beginning of period                     $  930,576
     Amortization of acquisitions costs                   (2,000)
     Equity in income of limited partnerships            144,000
                                                      ----------

     Balance, end of period                           $1,072,576
                                                      ==========

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

     The following are unaudited combined estimated statements of operations for the three months ended March 31, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                                                  1996              1995
                                               ----------        ----------
    INCOME
         Rental and other                      $5,521,000        $5,385,000
                                               ----------        ----------

    EXPENSES
         Depreciation                             876,000           925,000
         Interest                               1,729,000         1,769,000
         Operating                              2,910,000         2,934,000
                                               ----------        ----------
                                                5,515,000         5,628,000
                                               ----------        ----------

    NET LOSS                                   $    6,000        $ (243,000)
                                               ==========        ==========


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

NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

     Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets is defined as the costs of acquiring project interests, including the porportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the three months ended March 31, 1996 and 1995 was $113,710.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $7,482 for the three months ended March 31, 1996 and 1995, and is included in administrative expenses.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 5 - CONTINGENCIES

     The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

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

     Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of investment assets is payable to the corporate general partner. Operating expenses did not vary significantly for the periods presented.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

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

                                 MARCH 31, 1996

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

                                REAL ESTATE ASSOCIATES LIMITED III
                                (a California limited partnership)



                                By:   National Partnership Investments Corp.
                                      General Partner



                                Date:
                                      ------------------------------------



                                By:
                                    --------------------------------------
                                    Bruce Nelson
                                    President


                               Date:
                                   ------------------------------------



                                By:
                                    --------------------------------------
                                    Shawn Horwitz
                                    Executive Vice President and
                                    Chief Financial Officer