Form 10-Q
period 1996-06-30
REAL ESTATE ASSOCIATES LTD III
filed 1996-08-16
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1996

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

                              Yes  X     No______

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996




PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements
              Balance Sheets, June 30, 1996 and December 31, 1995   . . . .  1

              Statements of Operations,
                    Six and Three Months Ended June 30, 1996 and 1995   . .  2

              Statement of Partners' Equity (Deficiency),
                    Six Months Ended June 30, 1996  . . . . . . . . . . . .  3

              Statements of Cash Flows,
                    Six Months Ended June 30, 1996 and 1995   . . . . . . .  4

              Notes to Financial Statements   . . . . . . . . . . . . . . .  5

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   . . . . . . . . .  9


PART II.  OTHER INFORMATION

           Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . 10

           Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . 10

           Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS

                                                              1996            1995
                                                        (Unaudited)      (Audited)
                                                      ------------     ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $  1,173,348     $    930,576

CASH AND CASH EQUIVALENTS (Note 1)                      9,780,417        9,028,963

SHORT TERM INVESTMENTS (Note 1)                           125,000          125,000

OTHER ASSETS                                              135,000          100,500
                                                      ------------     ------------

          TOTAL ASSETS                               $ 11,213,765     $ 10,185,039
                                                      ============     ============


              LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Notes payable (Notes 3 and 6)                   $  1,510,000    $   1,510,000
     Interest payable (Notes 3 and 6)                     319,034          344,762
     Accounts payable                                       2,517           13,391
                                                      ------------     ------------

                                                        1,831,551        1,868,153
                                                      ------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                     (105,154)        (115,807)
    Limited partners                                    9,487,368        8,432,693
                                                      ------------     ------------

                                                        9,382,214        8,316,886
                                                      ------------     ------------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)                  $ 11,213,765     $ 10,185,039
                                                      ============     ============



    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


                                          Six months     Three months         Six months      Three months
                                           ended              ended             ended            ended
                                        June 30, 1996    June 30, 1996      June 30, 1995    June 30, 1995
                                       ---------------  ---------------    ---------------  ---------------
INTEREST AND OTHER INCOME                $    150,057    $      79,920      $     123,508    $      80,573
                                          ------------     ------------       ------------     ------------

OPERATING EXPENSES:
  Legal and accounting                         70,120           35,969             71,913           30,526
  Management fees - general partner           227,410          113,700            227,400          113,700
  Interest (Note 3)                            75,500           37,750             75,500           37,750
  Administrative  (Note 4)                     28,950           14,546             41,925           22,629
                                          ------------     ------------       ------------     ------------

     Total operating expenses                 401,980          201,965            416,738          204,605
                                          ------------     ------------       ------------     ------------

LOSS FROM OPERATIONS                         (251,923)        (122,045)          (293,230)        (124,032)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED
      AS INCOME (Note 2)                    1,033,251          952,001            955,830          842,540

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                         284,000          142,000            340,000          170,000
                                          ------------     ------------       ------------     ------------

NET INCOME                               $  1,065,328    $     971,956      $   1,002,600    $     888,508
                                          ============     ============       ============     ============

NET INCOME PER LIMITED
     PARTNERSHIP
     INTEREST (Note 1)                   $         93    $          85      $          88    $          78
                                          ============     ============       ============     ============


    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)


                                     General          Limited
                                     Partners         Partners             Total
                                   ------------     ------------     ------------
PARTNERSHIP INTERESTS
   June 30, 1996                                         11,456
                                                   ============

EQUITY (DEFICIENCY),
   January 1, 1996                $   (115,807)    $  8,432,693     $  8,316,886

   Net income for the six months
   ended June 30, 1996                  10,653        1,054,675        1,065,328
                                   ------------     ------------     ------------

EQUITY (DEFICIENCY),
   June 30, 1996                  $   (105,154)    $  9,487,368     $  9,382,214
                                   ============     ============     ============


     The accompanying notes are integral part of these financial statements

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                          1996               1995
                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $   1,065,328     $   1,002,600
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in income of limited partnerships and
           amortization of acquisition costs             (284,000)         (340,000)
       Increase in other assets                           (34,500)           -
       Decrease in interest and other payables            (36,602)          (54,949)
                                                      ------------      ------------

            Net cash provided by operating activities     710,226           607,651
                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in investments                                 -                220,000
   Distribution from limited partnership
       recognized as a return of investment                41,228            -
   Decrease in short term investments                      -              1,021,022
                                                      ------------      ------------

            Net cash provided by investing activities      41,228         1,241,022
                                                      ------------      ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                 751,454         1,848,673

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          9,028,963         7,209,247
                                                      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $   9,780,417     $   9,057,920
                                                      ============      ============



         The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                 JUNE 30, 1996


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

         The following is a summary of the investment in limited partnerships as of June 30, 1996:

         Balance, beginning of period                                 $ 930,576
         Amortization of acquisitions costs                              (4,000)
         Cash distribution recognized as return of investment            41,228
         Equity in income of limited partnerships                       288,000
                                                                     ----------

         Balance, end of period                                       $1,173,348
                                                                      ==========

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 2 - INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

         The following are unaudited combined estimated statements of operations for the six months ended June 30, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                                      Six months          Three months         Six months       Three months
                                         ended               ended                ended             ended
                                     June 30, 1996       June 30, 1996        June 30, 1995     June 30, 1995
                                     -------------       -------------        -------------    --------------
       INCOME
            Rental and other         $11,041,000           $5,521,000          $10,770,000       $5,385,000
                                     -----------           ----------          -----------       ----------

       EXPENSES
            Depreciation               1,751,000              876,000            1,850,000          925,000
            Interest                   3,457,000            1,729,000            3,538,000        1,769,000
            Operating                  5,821,000            2,910,000            5,868,000        2,934,000
                                       ---------            ---------         ------------       ----------
                                      11,029,000            5,515,000           11,256,000        5,628,000
                                      ----------            ---------          -----------       ----------

       NET INCOME (LOSS)           $      12,000         $      6,000         $   (486,000)      $ (243,000)
                                   =============         ============         ============       ==========

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

NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the porportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the six months ended June 30, 1996 and 1995 was $227,410.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $15,000 for the six months ended June 30, 1996 and 1995, and is included in administrative expenses.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


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

                                 JUNE 30, 1996


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

                                 JUNE 30, 1996


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

                                 JUNE 30, 1996


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


                     REAL ESTATE ASSOCIATES LIMITED III
                     (a California limited partnership)

                     By:     National Partnership Investments Corp.
                             General Partner


                     Date:
                            -------------------------------------------



                     By:
                             --------------------------------------------
                             Bruce Nelson
                             President





                     Date:
                            -------------------------------------------



                     By:
                             -------------------------------------------
                             Shawn Horwitz
                             Executive Vice President and
                             Chief Financial Officer