Form 10-Q
period 1996-09-30
REAL ESTATE ASSOCIATES LTD III
filed 1996-11-14
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended SEPTEMBER 30, 1996

                         Commission File Number 2-68983

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California Limited Partnership)

                 I.R.S. Employer Identification No. 95-3547611

                         9090 WILSHIRE BLVD., SUITE 201
                          BEVERLY HILLS, CALIF.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191



Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                 -----     -----

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Balance Sheets, September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . 1

                     Statements of Operations,
                            Nine and Three Months Ended September 30, 1996 and 1995   . . . . . . . . . . . 2

                     Statement of Partners' Equity (Deficiency),
                            Nine Months Ended September 30, 1996    . . . . . . . . . . . . . . . . . . . . 3

                     Statements of Cash Flows,
                            Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . 4

                     Notes to Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

            Item 2.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . 9


PART II.  OTHER INFORMATION

            Item 1.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

            Item 6.    Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . .  10

            Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                     ASSETS


                                                        1996             1995
                                                     (Unaudited)       (Audited)
                                                    -------------    -------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)        $  1,275,487     $    930,576

CASH AND CASH EQUIVALENTS (Note 1)                     9,697,736        9,028,963

SHORT TERM INVESTMENTS (Note 1)                          125,000          125,000

OTHER ASSETS                                             139,700          100,500
                                                    -------------    -------------

          TOTAL ASSETS                              $ 11,237,923     $ 10,185,039
                                                    =============    =============


              LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Notes payable (Notes 3 and 6)                  $  1,510,000     $  1,510,000
     Interest payable (Notes 3 and 6)                    336,854          344,762
     Accounts payable                                     10,979           13,391
                                                    -------------    -------------

                                                       1,857,833        1,868,153
                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                    (105,175)        (115,807)
    Limited partners                                   9,485,265        8,432,693
                                                    -------------    -------------

                                                       9,380,090        8,316,886
                                                    -------------    -------------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)                 $ 11,237,923     $ 10,185,039
                                                    =============    =============


The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)


                                          Nine months    Three months       Nine months      Three months
                                            ended           ended              ended            ended
                                        Sept 30, 1996    Sept 30, 1996     Sept 30, 1995    Sept 30, 1995
                                       ---------------  ---------------   ---------------  ---------------
INTEREST AND OTHER INCOME                 $   233,569       $   83,512       $   191,140      $    67,632
                                          ------------      -----------      ------------     ------------

OPERATING EXPENSES:
     Legal and accounting                     131,985           54,550            109,490           37,577
     Management fees - general partner        341,110          113,700            341,100          113,700
     Interest (Note 3)                        113,250           37,750            113,250           37,750
     Administrative  (Note 4)                  43,271           14,321             68,060           26,135
                                          ------------      -----------       ------------     ------------

        Total operating expenses              629,616          220,321            631,900          215,162
                                          ------------      -----------       ------------     ------------

LOSS FROM OPERATIONS                         (396,047)        (136,809)          (440,760)        (147,530)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED
      AS INCOME (Note 2)                    1,033,251             -             1,071,422          115,593

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                         426,000          142,000            510,000          170,000
                                          ------------      -----------       ------------     ------------

NET INCOME                                $ 1,063,204       $    5,191        $ 1,140,662      $   138,063
                                          ============      ===========       ============     ============

NET INCOME PER LIMITED
     PARTNERSHIP
     INTEREST (Note 1)                    $        93       $     -           $      100       $        12
                                          ============      ===========       ===========      ============


The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)


                                       General         Limited
                                       Partners        Partners            Total
                                     -----------     -------------     --------------
PARTNERSHIP INTERESTS
   September 30, 1996                                      11,456
                                                     =============


EQUITY (DEFICIENCY),
   January 1, 1996                   $ (115,807)     $  8,432,693      $   8,316,886

   Net income for the nine months
   ended September 30, 1996              10,632         1,052,572          1,063,204
                                     -----------     -------------     --------------

EQUITY (DEFICIENCY),
   September 30, 1996                $ (105,175)     $  9,485,265      $   9,380,090
                                     ===========     =============     ==============


The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                                1996                 1995
                                                            -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  1,063,204       $  1,140,662
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in income of limited partnerships and
           amortization of acquisition costs                    (426,000)          (510,000)
       Increase in other assets                                  (39,200)              (500)
       Decrease in interest and other payables                   (10,320)           (42,710)
                                                            -------------      -------------

            Net cash provided by operating activities            587,684            587,452
                                                            -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distribution from limited partnership
       recognized as a return of investment                       81,089            296,833
   Decrease in short term investments                             -               1,021,022
                                                            -------------      -------------

            Net cash provided by investing activities             81,089          1,317,855
                                                            -------------      -------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                        668,773          1,905,307

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 9,028,963          7,209,247
                                                            -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  9,697,736       $  9,114,554
                                                            =============      =============

The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 2 - INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

         The following is a summary of the investment in limited partnerships as of September 30, 1996:

         Balance, beginning of period                                                            $  930,576
         Amortization of acquisitions costs                                                          (6,000)
         Cash distribution recognized as return of investment                                       (81,089)
         Equity in income of limited partnerships                                                   432,000
                                                                                                 ----------

         Balance, end of period                                                                  $1,275,487
                                                                                                 ==========

         The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                                      Nine months         Three months         Nine months      Three months
                                         ended               ended                ended             ended
                                    Sept. 30, 1996       Sept. 30, 1996      Sept. 30, 1995     Sept. 30, 1995
                                    --------------       --------------      --------------    ---------------
         REVENUES
              Rental and other       $16,563,000           $5,521,000          $16,155,000       $5,385,000
                                     -----------           ----------          -----------       ----------

         EXPENSES
              Depreciation             2,628,000              876,000            2,775,000          925,000
              Interest                 5,187,000            1,729,000            5,307,000        1,769,000
              Operating                8,730,000            2,910,000            8,802,000        2,934,000
                                     -----------           ----------          -----------       ----------
                                      16,545,000            5,515,000           16,884,000        5,628,000
                                     -----------           ----------          -----------       ----------

         NET INCOME (LOSS)           $    18,000           $    6,000          $  (729,000)      $ (243,000)
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

                               SEPTEMBER 30, 1996


NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the porportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the nine months ended September 30, 1996 and 1995 was $341,110.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $24,000 and $22,000 for the nine months ended September 30, 1996 and 1995, respectively, and is included in administrative expenses.

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

                               SEPTEMBER 30, 1996


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

                               SEPTEMBER 30, 1996


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

                               SEPTEMBER 30, 1996


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


                               REAL ESTATE ASSOCIATES LIMITED III
                               (a California limited partnership)

                               By: National Partnership Investments Corp.
                                   General Partner


                               Date:
                                    -----------------------------------



                               By:
                                   -----------------------------------
                                   Bruce Nelson
                                   President





                               Date:
                                    -----------------------------------



                               By:
                                   -----------------------------------
                                   Shawn Horwitz
                                   Executive Vice President and
                                   Chief Financial Officer