Form 10-K405
period 1996-12-31
REAL ESTATE ASSOCIATES LTD III
filed 1997-04-04
CIK 318986

                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      -----------------------------------

                  For the Fiscal Year Ended DECEMBER 31, 1996

                             Commission File Number
                                     2-68983
                                     -------

                       REAL ESTATE ASSOCIATES LIMITED III

                        A CALIFORNIA LIMITED PARTNERSHIP

               I.R.S. Employer Identification No.  95-3547611
                                                   ----------

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

REAL III holds limited partnership interests in 26 local limited partnerships as of December 31, 1996, and a general partner interest in Real Estate Associates ("REA") which in turn holds limited partnership interests in an additional 6 limited partnerships; therefore, REAL III holds directly or indirectly through REA, investments in thirty-two local limited partnerships. The general partners of REA are REAL III and NAPICO. Each of the limited partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 1996, the projects in which REAL III had invested were substantially rented. The following is a schedule of the status as of December 31, 1996, of the projects owned by local limited partnerships in which REAL III is a limited partner.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL III HAS AN INVESTMENT
                               DECEMBER 31, 1996

                                                        Units Authorized
                                                           For Rental
                                                        Assistance Under
                                                          Section 8 or
                                                           Other Rent
                                         No. of            Supplement           Units            Percentage of
Name & Location                          Units              Program            Occupied           Total Units
---------------                          ------           ------------         --------           -----------
Bowin Place                               193               191/  0              184                  97%
 Detroit, MI

Casa de las Hermanitas                     88                88/  0               87                  99%
  Los Angeles, CA

Charlotte Lakeview, Riverview             553               114/153              520                  94%
 Residential Project
 Rochester, NY

Creekview Apts.                            80                80/  0               80                 100%
 Stroudsburg, PA

Foothill Gardens                           54                54/  0               54                 100%
 Los Angeles, CA

Frazier Park Apts.                         60                60/  0               60                 100%
 Baldwin Park, CA

Gary Manor                                198               198/  0              194                  98%
 Gary, IN

Grandview Homes                            26                26/  0               26                 100%
 Los Angeles, CA

Hidden Pines Apts.                         40                40/  0               40                 100%
 Greenville, MI

Highlawn Place Apartments                 133               133/  0              132                 99%
Huntington, WV

Jenks School Apts.                         83                82/  0               82                  99%
 Pawtucket, RI

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL III HAS AN INVESTMENT
                         DECEMBER 31, 1996 (CONTINUED)

                                                        Units Authorized
                                                           For Rental
                                                        Assistance Under
                                                          Section 8 or
                                                           Other Rent
                                         No. of            Supplement           Units             Percentage
Name & Location                          Units              Program            Occupied           Total Units
---------------                          ------           ------------         --------           -----------
Kern Villa                                 49                49/  0               48                  98%
 Los Angeles, CA

Lakeside Apts.                             32                 0/ 13               29                  91%
 Stuart, FL

New Baltimore                             101               101/  0               99                  99%
 New Baltimore, MI

Panorama Park Apts.                        66                66/  0               65                  98%
 Bakersfield, CA

Ramblewood Apts.                           64                 0/ 13               40                  64%
 Fort Payne, AL

Santa Maria Apts.                          86                86/  0               86                 100%
 San German, Puerto Rico

Senior Chateau on the Hill                185               183/  0              181                  98%
 Cincinnati, OH

Sheraton Towers                            97                97/  0               97                 100%
 High Point, NC

South Bay Villa                            80                80/  0               80                 100%
 Los Angeles, CA

Sunset Grove Apts.                         22                22/  0               21                  95%
 Carson City, MI

Sunshine Canyon                            26                26/  0               26                  96%
 Stanton, MI

Tujunga Gardens                            54                53/  0               51                  98%
 Los Angeles, CA

Twenty-nine Palms                          48                47/  0               44                  94%
 Twenty-nine Palms, CA

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                      IN WHICH REAL III HAS AN INVESTMENT
                         DECEMBER 31, 1996 (CONTINUED)

                                                         Units Authorized
                                                            For Rental
                                                         Assistance Under
                                                           Section 8 or
                                                            Other Rent
                                         No. of             Supplement           Units             Percentage
Name & Location                          Units               Program           Occupied           Total Units
---------------                          ------           ------------         --------           -----------
Village Apts.                               51                51/  0               51                 100%
 La Follette, TN

Village of Kaufman                          68                68/  0               65                  96%
 Kaufman, TX

Village Grove Apts.                        104                  None               97                  93%
 Corona, CA

Vincente Geigel                             80                80/  0               80                 100%
 Polanco Apts.
 Isabela, Puerto Rico

Vista De Jagueyes                           73                73/  0               73                 100%
 Aguas Buenas, PR

Westgate Apts.                              72                33/ 16               64                  89%
 Albertville, AL

Wilderness Trail Manor                     124               124/  0              124                 100%
 Pineville, KY

Wilkes Towers                               72                72/  0               70                  97%
 Wilkesboro, NC
                                         -----             ---------            -----                 ----
TOTALS                                   3,062             2,377/195            2,949                  96%
                                         =====             =========            =====

ITEM 2.  PROPERTIES:

Through its investment in local limited partnerships, REAL III holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.


ITEM 3.  LEGAL PROCEEDINGS:

As of December 31, 1996, REAL III's Corporate General Partner was plaintiff or defendant in several lawsuits. None of these suits were related to REAL III.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1996 there were 2,086 registered holders of units in REAL III. One distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989. This represented the proceeds from the sale of one of the Partnership's real estate investments. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the limited partnerships.

ITEM 6.  SELECTED FINANCIAL DATA:



                                                         Year Ended December 31,
                              ----------------------------------------------------------------------------
                                  1996            1995            1994            1993            1992
                              ------------    ------------    ------------    ------------    ------------
Loss From Operations          $   (518,472)   $   (567,421)   $   (577,031)   $   (586,269)   $   (486,954)

Distributions From
   Limited Partnerships
   Recognized as Income            858,869         765,514         683,491         987,697         378,194

Equity in Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs               383,682         887,919         539,729         708,865         712,014
                              ------------    ------------    ------------    ------------    ------------
Net Income                    $    724,079    $  1,086,012    $    646,189    $  1,110,293    $    603,254
                              ============    ============    ============    ============    ============

Net Income per Limited
   Partnership Interest       $         63    $         95    $         56    $         96    $         52
                              ============    ============    ============    ============    ============

Total assets                  $ 10,933,018    $ 10,185,039    $  9,095,839    $  8,489,578    $  7,496,667
                              ============    ============    ============    ============    ============

Investments in Limited
   Partnerships               $  1,063,487    $    930,576    $    690,570    $    679,271    $    491,166
                              ============    ============    ============    ============    ============

Notes Payable                 $  1,510,000    $  1,510,000    $  1,510,000    $  1,510,000    $  1,510,000
                              ============    ============    ============    ============    ============

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited III
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited III (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 4 percent and 3 percent of total assets as of December 31, 1996 and 1995, respectively, and the equity in income of these limited partnerships represents 23 percent, 33 percent and 34 percent of the total net income of the Partnership for the years ended December 31, 1996, 1995 and 1994, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 1997

            [LOGO]
[COOPERS & LYBRAND LETTERHEAD]

Report of Independent Accountants

To the Partners of
Bowin Place Associates
Limited Dividend Housing Association

We have audited the accompanying balance sheets of Bowin Place Associates Limited Dividend Housing Association (A Michigan Limited Partnership, MSHDA Development Number 551), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowin Place Associates Limited Dividend Housing Association, MSHDA No. 551, as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information of Bowin Place Associates Limited Dividend Housing Association, MSHDA No. 551, on pages 8 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1997 on our consideration of Bowin Place Associates Limited Dividend Housing Association's internal control structure and a report dated January 27, 1997 on its compliance with laws and regulations.



/s/ COOPERS & LYBRAND

Cleveland, Ohio
January 27, 1997

                        [LOGO]
[NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Casa De Las Hermanitas Apartments
Culver City, California

We have audited the accompanying balance sheets of Casa De Las Hermanitas Apartments (a California partnership), CHFA Project No. 78-30-S, as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits Provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Casa De Las Hermanitas Apartments as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated January 30, 1997, on our consideration of Casa De Las Hermanitas Apartments' Internal Control Structure and on its compliance with laws and regulations applicable to the California Housing Finance Agency's financial assistance programs.



/s/ NANAS STERN, BIERS, NEINSTEIN AND CO. LLP


January 30, 1997

               [LOGO]
[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Charlotte Lake River Associates

     We have audited the accompanying balance sheets of Charlotte Lake River Associates as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charlotte Lake River Associates as of December 31, 1996 and 1995, and the results of its operations, the changes in its partners' equity (deficit) and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 49 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

    In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 21, 1997 on our consideration of Charlotte Lake River Associates' internal control structure and on its compliance with specific requirements applicable to major HUD programs, affirmative fair housing, and laws and regulations applicable to the financial statements.


Boston, Massachusetts                Federal Identification Number
February 21, 1997                    52-1088612


Audit Principal: Philip A. Weitzel

                           [LOGO]
[PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES LETTERHEAD]

REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Creekview Associates:

    We have audited the accompanying balance sheets of Creekview Associates (a limited partnership), FHA Project No. 034-35150-LD, as of December 31, 1996 and 1995, and the related statements of income, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creekview Associates (a limited partnership) as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 1997 on our consideration of Creekview Associates' (a limited partnership) internal control structure, and reports dated January 29, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 14 to 22 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Creekview Associates (a limited partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES

Wilkes-Barre, Pennsylvania
January 29, 1997

                      [LOGO]
[NANAS, STERN, BIERS, NEINSTE1N AND CO. LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Foothill Gardens
Culver City, California

We have audited the accompanying balance sheet of Foothlil Gardens (a California partnership), Project No. 122-35515-PM-L8, as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foothill Gardens as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated January 31, 1997 on our consideration of Foothill Gardensl Internal Control Structure and on its compliance with requirements applicable to U.S. Department of Housing and Urban Development financial assistance programs.



/s/ NANAS, STERN, BIERS, NEINSTE1N AND CO. LLP


January 31, 1997

                        [LOGO]
[NANAS, STERN. BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Frazier Park Apartments
Culver City, California

We have audited the accompanying balance sheet of Frazier Park Apartments (a California partnership), Project No. 122-35513-PM-L8, as of December 31, 1996 and the related statement of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frazier Park Apartments as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 27, 1997 on our consideration of Frazier Park Apartments' Internal Control Structure and on its compliance with requirements applicable to U.S. Department of Housing and Urban Development financial assistance programs.



/s/ NANAS, STERN, BIERS, NEINSTE1N AND CO. LLP

January 27, 1997

           [LOGO]
[COOPERS & LYBRAND LETTERHEAD]

Report of Independent Accountants

To the Partners of
Gary Manor Associate

We have audited the accompanying balance sheets of Gary Manor Associates (An Indiana Limited Partnership, FHA Project Number 073-35322-PM-L8) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnershipls management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gary Manor Associates as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of Gary Manor Associates internal control structure and a report dated February 5, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information indexed on page 9 is presented for purposes of additional analysis, and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ COOPERS & LYBRAND

Cleveland, Ohio
February 5, 1997

                       [LOGO]
[NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Grandview Homes
Culver City, California

We have audited the accompanying balance sheet of Grandview Homes (a California partnership), Project No. 122-35502-PM-L8, as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grandview Homes as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated January 30, 1997 on our consideration of Grandview Homes' Internal Control Structure and on its compliance with requirements applicable to U.S. Department of Housing and Urban Development financial;assistance programs.



/s/ NANAS, STERN, BIERS, NEINSTE1N AND CO. LLP


January 30, 1997

                   [LOGO]
[MANER, COSTERISAN & ELLIS, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hidden Pines, A Limited Partnership
Lansing, Michigan

January 10, 1997

    We have audited the accompanying balance sheets of Hidden Pines, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of net loss, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 1 to the financial statements, the Partnership depreciates its buildings using the accelerated cost recovery method which provides for the depreciation of real property over a fifteen year life. Generally accepted accounting principles require that depreciation be computed over the estimated useful life of the asset. As a result of this departure from generally accepted accounting principles, property and equipment, less accumulated depreciation, is understated and partners' deficit is overstated by $679,536 and $668,926 at December 31, 1996 and 1995, respectively.
Additionally, depreciation expense and net loss are overstated by $10,610 and $19,714 for the years ended December 31, 1996 and 1995, respectively.

    In our opinion, except for the effects of understating the useful life of real property as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Pines, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 10, 1997 on our consideration of the Partnership's internal control structure and a report dated January 10, 1997 on its compliance with laws and regulations.



/s/ MANER COSTERISAN & ELLIS, P.C.

             [LOGO
[COOPERS & LYBRAND LETTERHEAD]

Report of Independent Accountants

To the Partners of
Highlawn Place Limited Partnership

We have audited the accompanying balance sheets of Highlawn Place Limited Partnership (A West Virginia Limited Partnership, FHA Project Number 045-35076-PM-WAH-R-L8) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Highlawn Place Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note E to the financial statements, the Partnership's rental income subsidy agreement expires December 6, 1997. This agreement provided approximately 71% of the Partnership's gross potential rent in 1996. There are no assurances that this agreement will be renewed, or renewed under comparable terms to the Partnership upon the expiration of the current agreement. This uncertainty raises substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's management plans in regards to this matter are also described in Note E. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 1997 on our consideration of Highlawn Place Limited Partnership's internal control structure and a report dated January 28, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information indexed on page 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ COOPERS & LYBRAND


Cleveland, Ohio
January 28, 1997

              [LOGO]
[D'AMBRA & ASSOCIATES, P.C. LETTERHEAD]

Independent Auditors' Report

To the Partners of
300 Broadway Associates
(a Limited Partnership)

We have audited the accompanying balance sheet of 300 Broadway Associates (a Limited Partnership), HUD Project No. RI-43-H023-110, as of December 31, 1996, and the related statements of income, partners' equity (deficiency) and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 300 Broadway Associates (a Limited Partnership) as of December 31, 3996, and the results of its operations, the changes in partners' equity deficiency) and its cash flow for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 3, 1997, on our consideration of 300 Broadway Associates' internal control structure and reports dated February 3, 1997, on its compliance with specific requirements applicable to major HUD program and specific requirements applicable to Affirmative Fair Housing.



/s/ D'AMBRA & ASSOCIATES, P.C.

January 23, 1997

                      [LOGO]
[NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Kern Villa
Culver City, California

We have audited the accompanying balance sheet of Kern Villa (a California partnership), Project No. 122-35510-PM-L8, as of December 31, 1996 and the related statement of operations, partners' equity statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kern Villa as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated January 28, 1997 on our consideration of Kern Villa's Internal Control Structure and on its compliance with requirements applicable to U.S. Department of Housing and Urban Development financial assistance programs.


/s/ NANA, STERN BIERS, NEINSTEIN AND CO. LLP

January 28, 1997

           [LOGO]
[COOPERS & LYBRAND LETTERHEAD]

Report of Independent Accountants

To the Partners of
New Baltimore Towers

We have audited the accompanying balance sheets of New Baltimore Towers (A Michigan Limited Partnership, Project Number MI-28-0010-008) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnerships management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Baltimore Towers as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of New Baltimore Towers' internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information of New Baltimore Towers on page 9, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ COOPERS & LYBRAND

Cleveland, Ohio
February 7, 1997

                      [LOGO]
[NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Panorama Park Apartments
Culver City, California

We have audited the accompanying balance sheet of Panorama Park Apartments (a California partnership), Project No. 122-35496-PM-L8, as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panorama Park Apartments as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Govemment Auditing Standards we have also issued reports dated January 30, 1997 on our consideration of Panorama Park Apartments' Internal Control Structure and on its compliance with requirements applicable to U.S. Department of Housing and Urban Developrpent financial assistance programs.



/s/ DONALD W. CASEY, CPA, P.C.

January 30, 1997

          [LOGO]
[DONALD W. CAUSEY, CPA, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Alabama Properties, Ltd. V
Fort Payne, Alabama

I have audited the accompanying balance sheets of Alabama Properties, Ltd. V, a limited partnership, RHS Project No.: 01-025-630792246 as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alabama Properties, Ltd. V, RHS Project No.: 01-025-630792246 as of December 31. 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated January 27, 1997 on my consideration of Alabama Properties, Ltd. V, internal control structure and a report dated January 27, 1997 on its compliance with laws and regulations.



/s/ DONALD W. CAUSEY, CPA, P.C.

January 27, 1997

           [LOGO]
[SANTIAGO, RILEY & REZNICK LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Santa Maria Limited Dividend
Partnership Associates



    We have audited the accompanying balance sheets of Santa Maria Limited Dividend Partnership Associates (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The Partnership has not maintained certain customary accounting records and supporting documents relating to transactions with a general partner as discussed in Note F. We were unable to satisfy ourselves by other auditing procedures as to the possible effects of transactions with the general partner.

    In our opinion, except for the effects, if any, of the items discussed in the third paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Maria Limited Dividend Partnership Associates as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, except for the effects, if any, of the items discussed in the third paragraph, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

    In accordance with Government Auditing Standards, we have also issued reports dated January 13, 1997, on our consideration of Santa Maria Limited Dividend Partnership Associates' internal control structure and on its compliance with laws and regulations applicable to the financial statements.



/s/ Santiago, Riley & Reznick

San Juan, Puerto Rico
January 13, 1997

         [LOGO]
[COOPERS & LYBRAND LETTERHEAD]

Report of Independent Accountants

To the Partners of
Senior Chateau, Ltd.

We have audited the accompanying balance sheets of Senior Chateau, Ltd. (An Ohio Limited Partnership, FHA Project Number 046-3 5471-PM-WAH-L8) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senior Chateau, Ltd. as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 1997 on our consideration of Senior Chateau, Ltd.'s internal control structure and a report dated February 6, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information of Senior Chateau, Ltd., as indexed on page 10 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ COOPERS & LYBRAND

Cleveland, Ohio
February 6, 1997

               [LOGO]
[TURLINGTON AND COMPANY, L.L.P. LETTERHEAD]
Certified Public Accountants

           INDEPENDENT AUDITORS' REPORT ON AUDITED FINANCIAL STATEMENTS AND
                           SUPPLEMENTAL INFORMATION

To the Partners
Sheraton Towers, Ltd.

HUD Field Office Director
Greensboro, North Carolina

We have audited the accompanying balance sheet of Sheraton Towers, Ltd., HUD Project No. 053-35278-PM-SR-WAH-L8 (a North Carolina limited partnership), as of December 31, 1996, and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheraton Towers, Ltd. at December 31, 1996, and the results of its operations, and the changes in partners' equity, and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated January 10, 1997 on our consideration of Sheraton Towers, Ltd.'s internal control structure, and reports dated January 10, 1997 on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

Our audit was made for the purpose of formulating the opinion stated above. The supplemental information identified in the Table of Contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of Sheraton Towers, Ltd. Such information has been

        INDEPENDENT AUDITORS' REPORT ON AUDITED FINANCIAL STATEMENTS AND
                  SUPPLEMENTAL INFORMATION (CONTINUED)

subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



/s/ TURLINGTON AND COMPANY, L.L.P.


January 10, 1997

                      [LOGO]
[NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
South Bay Villa
Culver City, California

We have audited the accompanying balance sheet of South Bay Villa (a California partnership), Project No. 122-35449-PM-L8, as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Bay Villa as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated January 30, 1997 on our consideration of South Bay Villa's Internal Control Structure and on its compliance with requirements applicable to U.S. Department of Housing and Urban Development financial assistance programs.



/s/ NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

January 30, 1997

                   [LOGO]
[MANER, COSTERISAN & ELLIS, P.C. LETTERHEAD]

January 10, 1997

To the Partners
Sunset Grove, A Limited Partnership
Lansing, Michigan

    We have compiled the accompanying balance sheets of Sunset Grove, A Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

    A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them. However, we did become aware of a departure from generally accepted accounting principles that is described in the following paragraph.

    As discussed in Note 1 to the financial statements, the Partnership depreciates its buildings using the accelerated cost recovery method which provides for the depreciation of real property over a fifteen year life. Generally accepted accounting principles require that depreciation be computed over the estimated useful life of the asset. As a result of this departure from generally accepted accounting principles, property, plant and equipment, less accumulated depreciation is understated and net partners' deficit is overstated by $333,532 at December 31, 1996 ($326,198 at December 31, 1995).
Additionally, depreciation expense is overstated, and net income is understated by $7,334 at December 31, 1996 ($10,293 for the year ended December 31, 1995).



/s/ MANER, COSTERISAN & ELLIS, P.C.

                [LOGO]
[MANER, COSTERISAN & ELLIS, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Sunshine Canyon, A Limited Partnership
Lansing, Michigan

January 10, 1997

    We have audited the accompanying balance sheets of Sunshine Canyon, A Limited Partnership as of December 31, 1996 and 1995, and the related statements of net loss, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 1 to the financial statements, the Partnership depreciates its buildings using the accelerated cost recovery method which provides for the depreciation of real property over a fifteen year life. Generally accepted accounting principles require that depreciation be computed over the estimated useful life of the asset. As a result of this departure from generally accepted accounting principles, property, plant and equipment, less accumulated depreciation, is understated and partners' deficit is overstated by $411,690 and $397,957 at December 31, 1996 and 1995, respectively.
Additionally, depreciation expense and net loss are overstated by $13,733 and $15,281 for the years ended December 31, 1996 and 1995, respectively.

    In our opinion, except for the effects of understating the useful life of real property as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Sunshine Canyon, A Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    In accordance with Government Auditing Standards, we have also issued a report dated January 10, 1997 on our consideration of the Partnership's internal control structure and a report dated January 10, 1997 on its compliance with laws and regulations.



/s/ MANER, COSTERISAN & ELLIS, P.C.

                       [LOGO]
[NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Tujunga Gardens
Culver City, California

We have audited the accompanying balance sheet of Tujunga Gardens (a California partnership), Project No. 122-35516-PM-L8, as of December 31, 1996 and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tujunga Gardens as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued reports dated February 5, 1997 on our consideration of Tujunga Gardens' Internal Control Structure and on its compliance with requirements applicable to U.S. Department of Housing and Urban Development financial assistance programs.



/s/ NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

February 5, 1997

                [ALTSCHULER, MELVIN AND GLASSER LLP LETTERHEAD]

              INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS
                   AND SUPPLEMENTARY INFORMATION REQUIRED BY
                          FARMERS HOME ADMINISTRATION

To the Partners of
The Twentynine Palms Partnership

We have audited the accompanying balance sheets of THE TWENTYNINE PALMS PARTNERSHIP (a limited partnership), FmHA Project No. CA16-R000-010 (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Twentynine Palms Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The 1996 supplementary information is presented for purposes of additional analysis and is not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ ALTSCHULER, MELVIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

               [LOGO]
[SANTIAGO, RILEY & REZNICK LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Marina Del Rey Limited Dividend
Partnership Associates

    We have audited the accompanying balance sheets of Marina Del Rey Limited Dividend Partnership Associates (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The Partnership has not maintained certain customary accounting records and supporting documents relating to transactions with a general partner as discussed in Note F. We were unable to satisfy ourselves by other auditing procedures as to the possible effects of transactions with the general partner.

In our opinion, except for the effects, if any, of the items discussed in the third paragraph above, the financial statements referred to above present fairly, in all material respects, the financial position of Marina Del Rey Limited Dividend Partnership Associates as of December 31, 1996 and 1995, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 16 through 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, except for the effects, if any, of the items discussed in the third paragraph above, such information is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued reports dated January 13, 1997, on our consideration of Marina Del Rey Limited Dividend Partnership Associates' internal control structure and on its compliance with laws and regulations applicable to the financial statements.



/s/ SANTIAGO, RILEY & REZNICK


San Juan, Puerto Rico
January 13, 1997

            [LOGO]
[BORING & GOINS, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Village Apartments, Ltd.
LaFollette, TN

We have audited the accompanying balance sheets of Village Apartments, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Apartments, Ltd. (A Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ BORING & GOINS, P.C.


January 31, 1997

                [ALTSCHULER, MELVIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Village Grove, Ltd.

We have audited the accompanying balance sheets of VILLAGE GROVE, LTD. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Grove, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ ALTSCHULER, MELVIN & GLASSER LLP


Los Angeles, California
January 29, 1997

               [LOGO]
[HORWATH VELEZ SEMPRIT & CO. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT ON
FINANCIAL STATEMENTS

Partners
Vista Housing Associates
(A Limited Partnership)
Hato Rey, Puerto Rico

We have audited the accompanying balance sheets of Vista Housing Associates (a limited partnership), HUD Project No. 056-35094-LD-L8, as of December 31, 1996 and 1995 and the related statements of profit and loss (Form HUD-92410), partners' equity deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Housing Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ HORWATH VELEZ SEMPRIT & CO.

January 24, 1997

Stamp number 1411411 was
affixed to the original of this
report.

[RODNEY L. STEPLETON LETTERHEAD]

Independent Auditor's Report

To the Partners
Westgate Apartments, Limited
Albertville, Alabama

I have audited the accompanying balance sheets of Westgate Apartments, Limited, (a limited partnership) as of December 31, 1996 and 1995, and the related statements of income, partners equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility in to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Governmental Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform my audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Apartments, Limited as of December 31, 1996 and 1995, and the results of operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ RODNEY L. STEPLETON

February 24, 1997

            [LOGO]
[COOPERS & LYBRAND LETTERHEAD]

Report of Independent

To the Partners of
Wilderness Trail, Ltd.

We have audited the accompanying balance sheets of Wilderness Trail, Ltd. (A Kentucky Limited Partnership, FHA Project Number 083-35280-L8-PM-WAH) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilderness Trail, Ltd. as of December 31, 1996 and 1995, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 7, 1997 on our consideration of Wilderness Trail, Ltd.'s internal control structure and a report dated February 7, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information indexed on page 9 is presented for purposes of additional analysis, and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ COOPERS & LYBRAND

Cleveland, Ohio
February 7, 1997

                  [LOGO]
[TURLINGTON AND COMPANY, L.L.P. LETTERHEAD]

          INDEPENDENT AUDITORS' REPORT ON AUDITED FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION

To the Partners
Wilkes Towers, Ltd.

HUD Field Office Director
Greensboro, North Carolina

We have audited the accompanying balance sheet of Wilkes Towers, Ltd., HUD Project No. 053-35264-PM-SR-WAH-L8 (a North Carolina limited partnership), as of December 31, 1996, and the related statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilkes Towers, Ltd. at December 31, 1996, and the results of its operations, and the changes in partners' equity, and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated January 8, 1997 on our consideration of Wilkes Towers, Ltd.'s internal control structure, and reports dated January 8, 1997 on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Affirmative Fair Housing.

Our audit was made for the purpose of formulating the opinion stated above.
The supplemental information identified in the Table of Contents is presented for purposes of additional analysis and is not a required part of the basic financial statements of Wilkes Towers, Ltd. Such information has been subjected

          INDEPENDENT AUDITORS' REPORT ON AUDITED FINANCIAL STATEMENTS
                    AND SUPPLEMENTAL INFORMATION (CONTINUED)

to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


/s/ TURLINGTON AND COMPANY, L.L.P.

January 8, 1997

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS


                                                            1996            1995
                                                        ------------     -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)            $  1,063,487     $   930,576

CASH AND CASH EQUIVALENTS (Note 1)                         9,734,531       9,028,963

SHORT TERM INVESTMENTS (Note 1)                               -              125,000

OTHER ASSETS                                                 135,000         100,500
                                                        ------------     -----------

          TOTAL ASSETS                                  $ 10,933,018     $10,185,039
                                                        ============     ===========

                            LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Notes payable (Notes 3 and 7)                      $  1,510,000    $  1,510,000
     Interest payable (Notes 3 and 7)                        374,603         344,762
     Accounts payable                                          7,450          13,391
                                                        ------------     -----------

                                                           1,892,053       1,868,153
                                                        ------------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                        (108,566)       (115,807)
    Limited partners                                       9,149,531       8,432,693
                                                        ------------     -----------

                                                           9,040,965       8,316,886
                                                        ------------     -----------
           TOTAL LIABILITIES AND PARTNERS' EQUITY       $ 10,933,018     $10,185,039
                                                        ============     ===========






    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                            1996            1995           1994
                                                         -----------     ----------     ----------
INTEREST AND OTHER INCOME                                $   302,466     $  267,189     $  181,750
                                                         -----------     ----------     ----------

OPERATING EXPENSES:
     Legal and accounting                                    150,156        135,191         86,950
     Management fees - general partner (Note 4)              454,800        454,800        454,800
     Interest (Note 3)                                       151,000        151,000        151,000
     Administrative  (Note 4)                                 64,982         93,619         66,031
                                                         -----------     ----------     ----------

        Total operating expenses                             820,938        834,610        758,781
                                                         -----------     ----------     ----------

LOSS FROM OPERATIONS                                        (518,472)      (567,421)      (577,031)

DISTRIBUTIONS FROM LIMITED PARTNERSHIPS RECOGNIZED           858,869        765,514        683,491
      AS INCOME (Note 2)

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION OF ACQUISITION
       COSTS (Note 2)                                        383,682        887,919        539,729
                                                         -----------     ----------     ----------
NET INCOME                                               $   724,079     $1,086,012     $  646,189
                                                         ===========     ==========     ==========
NET INCOME PER LIMITED PARTNERSHIP INTEREST (Note 1)     $        63     $       95     $       56
                                                         ===========     ==========     ==========






    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                 General          Limited
                                 Partners         Partners           Total
                                -----------      -----------      ------------
EQUITY (DEFICIENCY),
   January 1, 1994              $  (133,129)     $ 6,717,814      $  6,584,685

   Net income for 1994                6,462          639,727           646,189
                                -----------      -----------      ------------

EQUITY (DEFICIENCY),
   December 31, 1994               (126,667)       7,357,541         7,230,874

   Net income for 1995               10,860        1,075,152         1,086,012
                                -----------      -----------      ------------

EQUITY (DEFICIENCY),
   December 31, 1995               (115,807)       8,432,693         8,316,886

   Net income for 1996                7,241          716,838           724,079
                                -----------      -----------      ------------
EQUITY (DEFICIENCY),
   December 31, 1996            $  (108,566)     $ 9,149,531      $  9,040,965
                                ===========      ===========      ============





    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   1996           1995           1994
                                                                ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  724,079     $1,086,012     $  646,189
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Equity in income of limited partnerships and
         amortization of acquisition costs                        (383,682)      (887,919)      (539,729)
       Decrease (increase) in other assets                         (34,500)       (50,500)       (50,000)
       Increase (decrease) in interest and other payables           23,900          3,188        (39,928)
                                                                ----------     ----------     ----------

            Net cash provided by operating activities              329,797        150,781         16,532
                                                                ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distribution from limited partnerships
     recognized as return of capital                               255,471        647,913        554,025
   Capital contributions and advances
     to limited partnerships                                        (4,700)         -            (25,595)
   Decrease in short term investments                              125,000      1,021,022         53,978
                                                                ----------     ----------     ----------

             Net cash provided by investing activities             375,771      1,668,935        582,408
                                                                ----------     ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          705,568      1,819,716        598,940

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     9,028,963      7,209,247      6,610,307
                                                                ----------     ----------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $9,734,531     $9,028,963     $7,209,247
                                                                ==========     ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                        $  121,159     $  150,245     $  186,216
                                                                ==========     ==========     ==========





    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

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

       These financial statements include the accounts of Real Estate Associates Limited III and Real Estate Associates ("REA"), a California general partnership in which the Partnership holds a 99.9 percent general partner interest. Losses in excess of the minority interest in equity that would otherwise be attributed to the minority interest are being allocated to the Partnership.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


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

       Cash and Cash Equivalents

       Cash and cash equivalents consist of cash and bank certificates of
       deposit with an original maturity of three months or less.    The
       Partnership has its cash and cash equivalents on deposit primarily with one high credit quality financial institution. Such cash and cash equivalents are in excess of the FDIC insurance limit.

       Short Term Investments

       Short term investments consist of bank certificates of deposit and other securities with original maturities ranging from more than three months to twelve months. The fair value of these securities, which have been classified as held for sale, approximates their carrying value.

       Impairment of Long-Lived Assets

       The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The Partnership, as a limited partner, is entitled to between 75 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA. REA holds a 99 percent interest in each of the limited partnerships in which it has invested.

       Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $20,515,000 and $19,672,000 as of December 31, 1996 and 1995, respectively.

       Distributions from limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.

       The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                        1996             1995
                                                                     ----------        ---------
       Investment balance, beginning of year                         $  930,576        $ 690,570
       Equity in income of limited partnerships                         389,655          893,892
       Amortization of capitalized acquisition costs and fees            (5,973)          (5,973)
       Capital contributions to limited partnerships                      4,700            -
       Cash distributions recognized as return of capital              (255,471)        (647,913)
                                                                     ----------        ---------

       Investment balance, end of year                               $1,063,487        $ 930,576
                                                                     ==========        =========

       The difference between the investment in the accompanying balance sheets at December 31, 1996 and 1995, and the deficiency per the limited partnerships' combined financial statements is due primarily to the cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

       Selected financial information from the combined financial statements at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                 Balance Sheets

                                                                     1996              1995
                                                                   --------          --------
                                                                         (in thousands)
       Land and buildings, net                                     $ 55,007          $ 57,454
                                                                   ========          ========

       Total assets                                                $ 68,387          $ 71,818
                                                                   ========          ========

       Mortgages payable                                           $ 88,987          $ 90,573
                                                                   ========          ========

       Total liabilities                                           $ 95,492          $ 97,506
                                                                   ========          ========

       Deficiency of Real Estate Associates Limited III            $(27,400)         $(25,837)
                                                                   ========          ========

       Equity of other partners                                    $    295          $    149
                                                                   ========          ========

                            Statements of Operations

                                                      1996           1995           1994
                                                     -------        -------        -------
                                                                 (in thousands)
       Total revenue                                 $22,387        $22,082        $21,540
                                                     =======        =======        =======

       Interest expense                              $ 7,032        $ 6,914        $ 7,074
                                                     =======        =======        =======

       Depreciation                                  $ 3,757        $ 3,722        $ 3,700
                                                     =======        =======        =======

       Total expenses                                $23,222        $22,278        $22,514
                                                     =======        =======        =======

       Net loss                                      $  (835)       $  (196)       $  (974)
                                                     =======        =======        ========

       Net loss allocable to the Partnership         $  (453)       $  (184)       $  (962)
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

       An affiliate of NAPICO is the general partner in one of the limited partnerships included above, and another affiliate receives property management fees of 5 percent of its revenue. The affiliate received property management fees of $16,128, $16,128 and $14,976 in 1996, 1995 and 1994, respectively.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following sets forth the significant data for this partnership, reflected in the accompanying financial statements using the equity method of accounting:

                                                      1996           1995           1994
                                                     -------        -------        -------
                                                                (in thousands)
       Total assets                                  $ 1,023        $ 1,132
                                                     =======        =======

       Total liabilities                             $ 1,775        $ 1,834
                                                     =======        =======

       Deficiency of Real Estate Associates
         Limited III                                 $  (875)       $  (826)
                                                     =======        =======

       Equity of other partners                      $   123        $   124
                                                     =======        =======

       Total revenues                                $   366        $   370        $   378
                                                     =======        =======        =======

       Net loss                                      $   (47)       $   (46)       $   (33)
                                                     =======        =======        =======

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

       Maturity dates on the notes payable are as follows:

          Years Ending December 31
          ------------------------
                  1997                                $        -
                  1998                                         -
                  1999                                         -
                  2000                                         -
                  2001                                         -
                Thereafter                             1,510,000
                                                      ----------
                                                      $1,510,000
                                                      ==========

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


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

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $32,176, $29,927 and $28,835 in 1996, 1995
       and 1994, respectively, and is included in operating expenses.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


8.     FOURTH QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The decrease of approximately $42,000, between the estimated nine-month equity in income and the actual total for 1996 equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED III
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                    Year Ended December 31, 1996
                                          ----------------------------------------------------------------------------------

                                                                                   Cash            Equity
                                          Balance                                 Distri-            in           Balance
                                          January           Capital               butions          Income         December
Limited Partnerships                      1, 1996        Contributions            Received          (Loss)        31, 1996
--------------------                     ---------       -------------           ---------         --------      ----------
Bowin Place                              $ 519,960       $                       $ (39,860)        $116,865      $  596,965
Casa de las Hermanitas                      21,171                                                  (21,171)
Charlotte
Creekview Apartments
Foothill Gardens
Frazier Park Apartments
Gary Manor
Grandview Homes                                                                    (19,948)          19,948
Hidden Pines Apartments
Highlawn Place                                                                    (154,434)         154,434
Jenks School Apartments                    389,445                                 (41,229)         118,306         466,522
Kern Villa
Lakeside Apartments                                              4,700                               (4,700)
New Baltimore Towers
Panorama Park Apartments
Ramblewood Apartments
Santa Maria Apartments
Senior Chateau
Sheraton Towers
South Bay Villa
Sunset Grove Apartments
Sunshine Canyon Apartments
Tujunga Gardens
Twenty-Nine Palms Apartments
Vicente Geigel Polanco Apts.
Village Apartments
Village Apartments (Kaufman)
Village Grove Apartments
Vista De Jagueyes
Westgate Apartments
Wilderness Trail Manor
Wilkes Towers
                                         ---------       ------------            ---------         --------      ----------
                                         $ 930,576       $      4,700            $(255,471)        $383,682      $1,063,487
                                         =========       ============            =========         ========      ==========

                                                                        SCHEDULE
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED III
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                    Year Ended December 31, 1995
                                          ----------------------------------------------------------------------------------

                                                                                 Cash            Equity
                                          Balance                               Distri-            in              Balance
                                          January            Capital            butions          Income            December
Limited Partnerships                      1, 1995         Contributions        Received          (Loss)            31, 1995
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
Sunset Grove Apartments
Sunshine Canyon Apartments
Tujunga Gardens
Twenty-Nine Palms Apartments
Vicente Geigel Polanco Apts.
Village Apartments

                                                                        SCHEDULE
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED III
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                    Year Ended December 31, 1995
                                          ----------------------------------------------------------------------------------

                                                                                 Cash            Equity
                                          Balance                               Distri-            in              Balance
                                          January            Capital            butions          Income            December
Limited Partnerships                      1, 1995         Contributions        Received          (Loss)            31, 1995
--------------------                      -------         -------------        --------          ------            --------
Village Apartments (Kaufman)

Village Grove Apartments

Vista De Jagueyes

Westgate Apartments

Wilderness Trail Manor

Wilkes Towers
                                         ----------      ------------            ---------         --------        --------
TOTAL                                    $ 690,570       $       -               $(647,913)        $887,919        $930,576
                                         =========       ============            =========         ========        ========

                                                                        SCHEDULE
                                                                     (Continued)
                       REAL ESTATE ASSOCIATES LIMITED III
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                    Year Ended December 31, 1994
                                          ----------------------------------------------------------------------------------
                                                                                 Cash            Equity
                                          Balance                               Distri-            in              Balance
                                          January            Capital            butions          Income            December
Limited Partnerships                      1, 1994         Contributions        Received          (Loss)            31, 1994
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
Vicente Geigel Polanco Apts.
Village Apartments

                                                                        SCHEDULE
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED III

                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                    Year Ended December 31, 1994
                                          ----------------------------------------------------------------------------------
                                                                                 Cash            Equity
                                          Balance                               Distri-            in              Balance
                                          January            Capital            butions          Income            December
Limited Partnerships                      1, 1994         Contributions        Received          (Loss)            31, 1994
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
                                         =========          =========            =========         ========        ========

                                                                    SCHEDULE III

                       REAL ESTATE ASSOCIATES LIMITED III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS INVESTMENTS
                               DECEMBER 31, 1996

                                                                 Buildings, Furnishings
                                                                  & Equipment - Initial
                                                                   Cost to Partnership
                               Number   Outstanding                and Amount Carried
                                 of       Mortgage                    at Close of                       Accumulated   Construction
Partnership/Location           Units       Loan           Land           Period             Total       Depreciation     Period
--------------------           ------   -----------    ----------      ------------      ------------   ------------   ----------
Bowin  Place                      193   $ 5,161,300    $  752,729      $  5,781,928      $  6,534,657   $ 3,896,669           (A)
  Detroit, Michigan

Casa De Las Hermanitas             88     3,090,809       405,578         3,809,605         4,215,183     1,998,937          1981
  Los Angeles, California

Charlottle Lakeview               553    12,645,387       551,500        18,346,056        18,897,558    14,208,342           (A)
  Rochester, NY

Creekview Apartments               80     2,056,157       237,473         2,378,896         2,616,369     1,027,428     1981-1982
  Stroudsburg, Pennsylvania

Foothill Gardens                   54     2,056,529       309,626         2,443,612         2,753,238     1,311,905          1981
  Los Angeles, California

Frazier Park Apartments            60     2,721,661       439,987         3,276,813         3,716,800     1,672,940     1981-1982
  Baldwin Park, California

Gary Manor                        198     5,487,281       399,715         6,971,514         7,371,229     4,625,805           (A)
  Gary, Indiana

Grandview Homes                    26     1,251,937       324,293         1,377,730         1,702,023       732,048          1981
  Los Angeles, California

Hidden Pines Apartments            40     1,375,624        43,954         1,648,093         1,692,047     1,624,937          1981
  Greenville, Michigan

Highlawn Place                    133     2,812,446       310,653         3,339,423         3,650,076     2,345,843           (A)
  Huntington, West Virginia

Jenks School  Apartments           83     2,430,799        96,740         3,601,999         3,698,739     1,705,873     1981-1982
  Pawtucket, Rhode Island

Kern Villa                         49     2,346,520       384,091         2,795,915         3,180,006     1,477,778     1981-1982
  Los Angeles, California

Lakeside Apartments                32       914,103        72,336         1,011,212         1,083,548       770,273     1980-1981
  Stuart, Florida

New Baltimore  Towers             101     2,134,604       455,282         3,127,429         3,582,711     2,358,798           (A)
  New Baltimore, MD

Panorama Park Apartments           66     2,827,518       680,296         3,253,405         3,933,701     1,680,129     1981-1982
  Bakersfield, California

Ramblewood Apartments              64     1,083,149        53,267         1,964,786         2,018,053       957,098     1980-1981
  Fort Payne, Alabama

Santa Maria Apartments             86     2,823,515        86,106         3,249,929         3,336,035     1,873,578     1981-1982
  San German, Puerto Rico

Senior Chateau                    185     4,073,872       408,863         4,987,805         5,396,668     3,354,149           (A)
  Cincinnati, Ohio

Sheraton Towers                    97     2,785,694        50,546         3,485,502         3,536,048     1,353,717     1981-1982
  High Point, North Carolina

South Bay Villa                    80     3,605,475       365,333         4,609,170         4,974,503     2,435,312     1980-1981
  San Pedro, California

Sunset Groove Apartments           22       665,257        19,432           800,585           820,017       777,759     1981-1982
  Carson City, Michigan

Sunshine Canyon Apartments         26       841,362        20,262           995,887         1,016,149       955,295     1981-1982
  Stanton, Michigan

The Village  Apartments            68     1,715,852       152,573         1,955,690         2,108,263     1,004,163     1980-1981
  Kaufman, Texas

Tujunga Gardens                    54     2,014,729       325,492         2,390,317         2,715,809     1,276,991          1981
  Los Angeles, California

Twenty-Nine Palms Apts.            48     1,612,053       111,617         1,921,064         2,032,681     1,166,408     1981-1982
  Twenty-Nine Palms, California

Village Apartments                 51     1,440,107        65,245         1,694,026         1,759,271     1,138,954     1981-1982
  La Follette, Tennessee

Village Grove Apartments          104     3,483,104       416,000         4,559,583         4,975,583     2,534,292          1974
  Corona, California

Vicente  Geigel Polanco Apts.      80     2,579,965       107,685         2,877,208         2,984,893     1,620,665     1981-1982
  Issabela, Puerto Rico

Vista  De Jagueyes                 73     2,597,902       102,554         3,242,444         3,344,998     1,914,595     1981-1982
  Aguas Buenas, Puerto Rico

Westgate Apartments                72     1,089,131        80,000         1,475,381         1,555,381       698,063     1980-1981
  Albertville, Alabama

Wilderness Trail Manor            124     5,231,477       191,542         6,539,862         6,731,404     3,901,034          1982
  Pineville, Kentucky

Wilkes Towers                      72     2,031,360        32,471         2,303,197         2,335,668       894,701     1981-1982
  Wilkesboro, North Carolina

Additional basis of real
estate due to REAL III's
capital contribution to
investee limited Partnership                              769,172         9,502,360        10,271,532     6,238,952
                               ------   -----------    ----------      ------------      ------------   -----------
TOTAL                           3,062   $88,986,679    $8,822,413      $121,718,426      $130,540,839   $75,533,431

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS INVESTMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




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

           3.      Investments in property and equipment:


                                                                 Buildings,
                                                                Furnishings,
                                        Land                    and Equipment               Total
                                     ----------                 -------------            ------------
Balance, January 1, 1994             $8,567,053                 $119,239,144             $127,806,197

Net additions during 1994                39,791                      469,127                  508,918
                                     ----------                 ------------             ------------

Balance, December 31, 1994            8,606,844                  119,708,271              128,315,115

Net additions during 1995                79,359                      826,700                  906,059
                                     ----------                 ------------             ------------

Balance, December 31, 1995            8,686,203                  120,534,971              129,221,174


Net additions during 1996               136,210                    1,183,455                1,319,665
                                     ----------                 ------------             ------------

Balance, December 31, 1996           $8,822,413                 $121,718,426             $130,540,839
                                     ==========                 ============             ============

                                                                    SCHEDULE III
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS INVESTMENTS
                               DECEMBER 31, 1996

                                                      Buildings,
                                                     Furnishings,
                                                         And
Accumulated Depreciation:                             Equipment
-------------------------                            -----------
Balance, January 1, 1994                             $64,656,275

Net additions during 1994                              3,687,594
                                                     -----------

Balance, December 31, 1994                            68,343,869

Net additions during 1995                              3,423,206
                                                     -----------

Balance, December 31, 1995                            71,767,075

Net additions during 1996                              3,766,356
                                                     -----------

Balance, December 31, 1996                           $75,533,431
                                                     ===========

                                                                        SCHEDULE
                                                                     (CONTINUED)




                       REAL ESTATE ASSOCIATES LIMITED III
         INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                       FROM AFFILIATES AND OTHER PERSONS
                                  YEARS ENDED
                        DECEMBER 31, 1996, 1995 AND 1994



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


CHARLES H. BOXENBAUM, 67, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.


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


BRUCE E. NELSON, 45, President and a director of NAPICO.


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


ALAN I. CASDEN, 51, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.


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

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi- Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science and a Masters in Business Administration degree from the University of Southern California.


HENRY C. CASDEN, 53, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.


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


BRIAN D. GOLDBERG, 33, Chief Financial Officer of The Casden Company and a director of NAPICO.


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


SHAWN HORWITZ, 37, Executive Vice President and Chief Financial Officer.


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


BOB SCHAFER, 55, Senior Vice President and Corporate Controller.


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

PATRICIA W. TOY, 67, Senior Vice President - Communications and Assistant Secretary.


Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.


MARK L. WALTHER, 36, Executive Vice President, General Counsel and Assistant Secretary.


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


An affiliate of the Corporate General Partner is responsible for the on-site property management for a property owned by a limited partnership in which the Partnership has invested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT:

(a)         Security Ownership of Certain Beneficial Owners

            The general partners own all of the outstanding general partnership interests of REAL III; no person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

(b) At December 31, 1996, security ownership of management is as listed:


                                                                           Amount and           Percentage of
                                                                           Nature of             Outstanding
                                                Name of                    Beneficial              Limited
Title of Class                             Beneficial Owner                   Owner           Partner Interests
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


ITEM 14.   FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON FORM 8-K:

FINANCIAL STATEMENTS


Report of Independent Public Accountants.


Balance Sheets as of December 31, 1996 and 1995.


Statements of Operations for the years ended December 31, 1996, 1995 and 1994.


Statements of Partners' Equity (Deficiency) for the years ended December 31, 1996, 1995 and 1994.


Statements of Cash Flow for the years ended December 31, 1996, 1995 and 1994.


Notes to Financial Statements.


FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED III, REAL ESTATE ASSOCIATES AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED III AND REAL ESTATE ASSOCIATES HAVE INVESTMENTS:


Schedule - Investments in Limited Partnerships, December 31, 1996, 1995 and
1994.


Schedule III - Real estate and accumulated depreciation, December 31, 1996.


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

REPORTS ON FORM 8-K


A report on Form 8-K dated February 14, 1997, was filed with the Securities and Exchange Commission. This Form 8-K disclosed that the registrant became aware of an entity conducting a tender offer for units in the registrant.
The general partners on behalf of the registrant, by letter, transmitted on or about February 14, 1997, advised the limited partners that the general partners expressed no opinion regarding this offer, but urged the limited partners to consult with their tax advisors about the tax consequences that could result from a sale of their units.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.



REAL ESTATE ASSOCIATES LIMITED III


By:  NATIONAL PARTNERSHIP INVESTMENTS CORP.
     The General Partner


______________________________________________
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


______________________________________________
Bruce E. Nelson
Director and President


______________________________________________
Alan I. Casden
Director


______________________________________________
Henry C. Casden
Director


______________________________________________
Brian D. Goldberg
Director


______________________________________________
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer


______________________________________________
Bob E. Schafer
Senior Vice President and Corporate Controller