Form 10-Q
period 1997-03-31
REAL ESTATE ASSOCIATES LTD III
filed 1997-05-19
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1997

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


                                Yes     X      No
                                      ----        ----

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



PART I.  FINANCIAL INFORMATION
             Item 1.  Financial Statements

                      Balance Sheets, March 31, 1997 and December 31, 1996......................................1

                      Statements of Operations,
                              Three Months Ended March 31, 1997 and 1996 .......................................2

                      Statement of Partners' Equity (Deficiency),
                              Three Months Ended March 31, 1997 ................................................3

                      Statements of Cash Flows,
                              Three Months Ended March 31, 1997 and 1996 .......................................4

                      Notes to Financial Statements.............................................................5

             Item 2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations ..............................................9


PART II.  OTHER INFORMATION

             Item 1.    Legal Proceedings......................................................................10

             Item 6.    Exhibits and Reports on Form 8-K.......................................................10

             Signatures........................................................................................11

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                                        1997           1996
                                                                     (Unaudited)      (Audited)
                                                                     ------------    ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                         $  1,127,487    $  1,063,487

CASH AND CASH EQUIVALENTS (Note 1)                                      9,759,769       9,734,531

OTHER ASSETS                                                              135,000         135,000
                                                                     ------------    ------------

          TOTAL ASSETS                                               $ 11,022,256    $ 10,933,018
                                                                     ============    ============


                     LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Notes payable (Notes 3 and 6)                                   $  1,510,000    $  1,510,000
     Interest payable (Notes 3 and 6)                                     412,353         374,603
     Accounts payable                                                       6,297           7,450
                                                                     ------------    ------------

                                                                        1,928,650       1,892,053
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                     (108,040)       (108,566)
    Limited partners                                                    9,201,646       9,149,531
                                                                     ------------    ------------

                                                                        9,093,606       9,040,965
                                                                     ------------    ------------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)                                  $ 11,022,256    $ 10,933,018
                                                                     ============    ============





    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)


                                                          1997         1996
                                                       ---------    ---------
INTEREST AND OTHER INCOME                              $ 109,944    $  70,137
                                                       ---------    ---------

OPERATING EXPENSES:
          Legal and accounting                            31,095       41,467
          Management fees - general partner (Note 4)     113,700      113,710
          Interest (Note 3)                               37,750       37,750
          Administrative  (Note 4)                        19,799       14,404
                                                       ---------    ---------

                Total operating expenses                 202,344      207,331
                                                       ---------    ---------

LOSS FROM OPERATIONS                                     (92,400)    (137,194)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     81,041       81,250

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                                     64,000      142,000
                                                       ---------    ---------

NET INCOME                                             $  52,641    $  86,056
                                                       =========    =========

NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                 $       5    $       8
                                                       =========    =========








    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)

                                        General        Limited
                                        Partners       Partners      Total
                                        ----------    ----------   ----------
PARTNERSHIP INTERESTS
      March 31, 1997                                      11,456
                                                      ==========


EQUITY (DEFICIENCY),
      January 1, 1997                   $ (108,566)   $9,149,531   $9,040,965

      Net income for the three months
      ended March 31, 1997                     526        52,115       52,641
                                        ----------    ----------   ----------

EQUITY (DEFICIENCY),
      March 31, 1997                    $ (108,040)   $9,201,646   $9,093,606
                                        ==========    ==========   ==========





















    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                                          1997           1996
                                                                      -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                     $    52,641    $    86,056
       Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
           Equity in income of limited partnerships and
               amortization of acquisition costs                          (64,000)      (142,000)
           Increase in other assets                                          --          (34,500)
           Increase in interest and other payables                         36,597         53,150
                                                                      -----------    -----------

                Net cash provided by (used in) operating activities        25,238        (37,294)
                                                                      -----------    -----------


NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                                25,238        (37,294)

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                              9,734,531      9,028,963
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                                  $ 9,759,769    $ 8,991,669
                                                                      ===========    ===========













    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                      GENERAL

                      The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited III (the "Partnership") annual report for the year ended December 31, 1996. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

                      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in cash flows for the three months then ended.

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

                      METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED
                      PARTNERSHIPS

                      The investment in limited partnerships is accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part of the investment account, and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

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

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                      CASH AND CASH EQUIVALENTS

                      Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with one high credit quality institution. Such cash and cash equivalents are in excess of the FDIC insurance limit.

                      INCOME TAXES

                      No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners

                      IMPAIRMENT OF LONG-LIVED ASSETS

                      The Partnership adopted Statement of Financial Accounting Standards No. 121, Account for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 2 - INVESTMENTS IN AND ADVANCES TO LIMITED PARTNERSHIPS (CONTINUED)

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

                      The following is a summary of the investment in limited partnerships as of March 31, 1997:

                      Balance, beginning of period                                                $1,063,487
                      Amortization of acquisitions costs                                              (1,000)
                      Equity in income of limited partnerships                                        65,000
                                                                                                  ----------

                      Balance, end of period                                                      $1,127,487
                                                                                                  ==========

                      The following are unaudited combined estimated statements of operations for the three months ended March 31, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                                                                                       1997           1996
                                                                                   -----------    -----------
REVENUES
     Rental and other                                                              $ 5,597,000    $ 5,521,000
                                                                                   -----------    -----------

EXPENSES
     Depreciation                                                                      939,000        876,000
     Interest                                                                        1,757,000      1,729,000
     Operating                                                                       3,109,000      2,910,000
                                                                                   -----------    -----------
                                                                                     5,805,000      5,515,000
                                                                                   -----------    -----------

NET INCOME                                                                         $  (208,000)   $     6,000
                                                                                   ===========    ===========

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

                                 MARCH 31, 1997


NOTE 3 - NOTES PAYABLES (CONTINUED)

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

NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

                      Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the porportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the three months ended March 31, 1997 and 1996 was approximately $113,700.

                      The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $7,836 and $7,482 for the three months ended March 31, 1997 and 1996, respectively, and is included in administrative expenses.

NOTE 5 - CONTINGENCIES

                      The corporate general partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

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

                                 MARCH 31, 1997


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

                      Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Funds temporarily not required for such investments in projects are invested in certificate of deposit and money market funds which provide substantial amounts of interest as reflected in the statement of operations. These investments are converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


PART II.  OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

                      The corporate general partner is involved in various lawsuits. None of these are related to REAL III.


ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

                      (a)       No exhibits are required per the provision of
Item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


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


                                  REAL ESTATE ASSOCIATES LIMITED III
                                  (a California limited partnership)

                                  By: National Partnership Investments Corp. General Partner


                                  Date:
                                       --------------------------------


                                  By:
                                       --------------------------------
                                         Bruce Nelson
                                         President


                                  Date:
                                       --------------------------------


                                  By:
                                       --------------------------------
                                         Shawn Horwitz
                                         Executive Vice President and
                                         Chief Financial Officer


                                  Date:
                                       --------------------------------