Form 10-Q
period 1997-06-30
REAL ESTATE ASSOCIATES LTD III
filed 1997-08-19
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1997

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


                                    Yes [X]   No [ ]

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997



PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets, June 30, 1997 and December 31, 1996....................................... 1

                  Statements of Operations,
                          Six and Three Months Ended June 30, 1997 and 1996 ................................ 2

                  Statement of Partners' Equity (Deficiency),
                          Six Months Ended June 30, 1997 ................................................... 3

                  Statements of Cash Flows,
                          Six Months Ended June 30, 1997 and 1996 .......................................... 4

                  Notes to Financial Statements 5

         Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations .............................................. 9


PART II.  OTHER INFORMATION

         Item 1.    Legal Proceedings....................................................................... 10

         Item 6.    Exhibits and Reports on Form 8-K........................................................ 10

         Signatures ........................................................................................ 11

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                                           1997             1996
                                                                       ------------      ------------
                                                                        (Unaudited)       (Audited)

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                           $  1,071,487      $  1,063,487

CASH AND CASH EQUIVALENTS (Note 1)                                       10,619,670         9,734,531

OTHER ASSETS                                                                135,000           135,000
                                                                       ------------      ------------
          TOTAL ASSETS                                                 $ 11,826,157      $ 10,933,018
                                                                       ============      ============


                     LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Notes payable (Notes 3 and 6)                                     $  1,510,000      $  1,510,000
     Interest payable (Notes 3 and 6)                                       358,708           374,603
     Accounts payable                                                        22,418             7,450
                                                                       ------------      ------------
                                                                          1,891,126         1,892,053
                                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                        (99,625)         (108,566)
    Limited partners                                                     10,034,656         9,149,531
                                                                       ------------      ------------

                                                                          9,935,031         9,040,965
                                                                       ------------      ------------
           TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)         $ 11,826,157      $ 10,933,018
                                                                       ============      ============





     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                          Six months     Three months      Six months      Three months
                                                            ended           ended             ended            ended
                                                        June 30, 1997    June 30, 1997    June 30, 1996    June 30, 1996
                                                        -------------    -------------    -------------    -------------

INTEREST AND OTHER INCOME                                $   225,819      $   115,875      $   150,057      $    79,920
                                                         -----------      -----------      -----------      -----------

OPERATING EXPENSES:
          Legal and accounting                                65,824           34,729           70,120           35,969
          Management fees - general partner (Note 4)         227,400          113,710          227,410          113,700
          Interest (Note 3)                                   75,500           37,750           75,500           37,750
          Administrative  (Note 4)                            43,941           24,132           28,950           14,546
                                                         -----------      -----------      -----------      -----------
                Total operating expenses                     412,665          210,321          401,980          201,965
                                                         -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                                        (186,846)         (94,446)        (251,923)        (122,045)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                        952,912          871,871        1,033,251          952,001

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                                        128,000           64,000          284,000          142,000
                                                         -----------      -----------      -----------      -----------
NET INCOME                                               $   894,066      $   841,425      $ 1,065,328      $   971,956
                                                         ===========      ===========      ===========      ===========
NET INCOME PER LIMITED PARTNERSHIP INTEREST (Note 1)     $        78      $        73      $        93      $        85
                                                         ===========      ===========      ===========      ===========





     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


                                           General         Limited
                                          Partners         Partners         Total
                                        ------------     ------------    ------------

PARTNERSHIP INTERESTS
      June 30, 1997                                           11,456
                                                         ===========


EQUITY (DEFICIENCY),
      January 1, 1997                   $  (108,566)     $ 9,149,531     $ 9,040,965

      Net income for the six months
      ended June 30, 1997                     8,941          885,125         894,066
                                        -----------      -----------     -----------
EQUITY (DEFICIENCY),
      June 30, 1997                     $   (99,625)     $10,034,656     $ 9,935,031
                                        ===========      ===========     ===========





















     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                                  1997              1996
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                             $    894,066      $  1,065,328
       Adjustments to reconcile net income to net cash
         provided by operating activities
           Equity in income of limited partnerships and
               amortization of acquisition costs                  (128,000)         (284,000)
           Increase in other assets                                      -           (34,500)
           Decrease in interest and other payables                    (927)          (36,602)
                                                              ------------      ------------
                Net cash provided by operating activities          765,139           710,226
                                                              ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Distribution from limited partnership
          recognized as a return of investment                     120,000            41,228
                                                              ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          885,139           751,454

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   9,734,531         9,028,963
                                                              ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 10,619,670      $  9,780,417
                                                              ============      ============












     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1997


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

     The following is a summary of the investment in limited partnerships for the six months ended June 30, 1997:

     Balance, beginning of period                                $1,063,487
     Amortization of acquisitions costs                              (2,000)
     Distribution recognized as a return of capital                (120,000)
     Equity in income of limited partnerships                       130,000
                                                                 ----------
     Balance, end of period                                      $1,071,487
                                                                 ==========

     The following are unaudited combined estimated statements of operations for the six months ended June 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:


                                      Six months       Three months       Six months      Three months
                                         ended             ended             ended            ended
                                     June 30, 1997     June 30, 1997     June 30, 1996    June 30, 1996
                                     -------------     -------------     -------------    -------------
REVENUES
     Rental and other                 $11,194,000      $  5,597,000      $ 11,042,000     $  5,521,000
                                      -----------      ------------      ------------     ------------

EXPENSES
     Depreciation                       1,878,000           939,000         1,752,000          876,000
     Interest                           3,514,000         1,757,000         3,458,000        1,729,000
     Operating                          6,218,000         3,109,000         5,820,000        2,910,000
                                      -----------      ------------      ------------     ------------
                                       11,610,000         5,805,000        11,030,000        5,515,000
                                      -----------      ------------      ------------     ------------
NET INCOME                            $  (416,000)     $   (208,000)     $     12,000     $      6,000
                                      ===========      ============      ============     ============

     NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

     The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has begun to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

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

                                  JUNE 30, 1997


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

NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

     Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the porportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the six months ended June 30, 1997 and 1996 was approximately $227,000.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $16,000 and $15,000 for the six months ended June 30, 1997 and 1996, respectively, and is included in administrative expenses.

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

                                  JUNE 30, 1997


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

     The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has begun to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

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

                                  JUNE 30, 1997


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

                                  JUNE 30, 1997


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

                                 REAL ESTATE ASSOCIATES LIMITED III
                                 (a California limited partnership)

                                 By: National Partnership Investments Corp. General Partner


                                 Date:
                                      -----------------------------------------


                                 By:
                                      -----------------------------------------
                                      Bruce Nelson
                                      President


                                 Date:
                                      -----------------------------------------



                                 By:
                                      -----------------------------------------
                                      Charles H. Boxenbaum
                                      Chief Executive Officer


                                 Date:
                                      -----------------------------------------