Form 10-Q
period 1997-09-30
REAL ESTATE ASSOCIATES LTD III
filed 1997-11-17
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


PART I.  FINANCIAL INFORMATION

           Item 1.  Financial Statements

                  Balance Sheets, September 30, 1997 and December 31, 1996..................1

                  Statements of Operations,
                        Nine and Three Months Ended September 30, 1997 and 1996 ............2

                  Statement of Partners' Equity (Deficiency),
                        Nine Months Ended September 30, 1997 ...............................3

                  Statements of Cash Flows,
                        Nine Months Ended September 30, 1997 and 1996 ......................4

                  Notes to Financial Statements ............................................5

           Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ................................9


PART II.  OTHER INFORMATION

           Item 1.  Legal Proceedings......................................................10

           Item 6.  Exhibits and Reports on Form 8-K.......................................10

           Signatures   ...................................................................11

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                     ASSETS

                                                                 1997            1996
                                                              (Unaudited)      (Audited)
                                                             ------------    ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                 $  1,214,259    $  1,063,487

CASH AND CASH EQUIVALENTS (Note 1)                             10,605,486       9,734,531

OTHER ASSETS                                                      135,000         135,000
                                                             ------------    ------------

     TOTAL ASSETS                                            $ 11,954,745    $ 10,933,018
                                                             ============    ============


             LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
  Notes payable (Notes 3 and 6)                              $  1,510,000    $  1,510,000
  Interest payable (Notes 3 and 6)                                396,458         374,603
  Accounts payable                                                 45,724           7,450
                                                             ------------    ------------

                                                                1,952,182       1,892,053
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


PARTNERS' EQUITY (DEFICIENCY):
  General partners                                                (98,950)       (108,566)
  Limited partners                                             10,101,513       9,149,531
                                                             ------------    ------------

                                                               10,002,563       9,040,965
                                                             ------------    ------------
     TOTAL LIABILITIES AND PARTNERS'
     EQUITY (DEFICIENCY)                                     $ 11,954,745    $ 10,933,018
                                                             ============    ============



     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                        Nine months     Three months     Nine months     Three months
                                                           ended           ended           ended            ended
                                                       Sept. 30, 1997  Sept. 30, 1997   Sept. 30, 1996  Sept. 30, 1996
                                                       --------------  --------------   --------------  --------------
INTEREST AND OTHER INCOME                              $     351,310   $      125,491   $     233,569   $       83,512
                                                       -------------   --------------   -------------   --------------

OPERATING EXPENSES:
         Legal and accounting                               130,797           50,267         131,985           54,550
         Management fees - general partner (Note 4)         341,100          113,700         341,100          113,700
         Interest (Note 3)                                  113,250           37,750         113,250           37,750
         Administrative  (Note 4)                            69,477           25,537          43,271           14,321
                                                       -------------   --------------   -------------   --------------

             Total operating expenses                       654,624          227,254         629,606          220,321
                                                       -------------   --------------   -------------   --------------

LOSS FROM OPERATIONS                                       (303,314)        (101,763)       (396,037)        (136,809)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     1,072,912          -             1,033,251          -

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                                       192,000           64,000         426,000          142,000
                                                       -------------   --------------   -------------   --------------

NET INCOME (LOSS)                                      $     961,598   $      (37,763)  $   1,063,214   $        5,191
                                                       =============   ==============   =============   ==============

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                     $          84   $           (3)  $          93   $            0
                                                       =============   ==============   =============   ==============



         The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)

                                                       General            Limited
                                                      Partners            Partners             Total
                                                     ----------        -------------       ------------
         PARTNERSHIP INTERESTS
             September 30, 1997                                              11,456
                                                                       ============


         EQUITY (DEFICIENCY),
               January 1, 1997                     $  (108,566)        $  9,149,531        $  9,040,965

             Net income for the nine months
             ended September 30, 1997                    9,616              951,982             961,598
                                                   -----------         ------------        ------------

         EQUITY (DEFICIENCY),
             September 30, 1997                    $   (98,950)        $ 10,101,513        $ 10,002,563
                                                   ===========         ============        ============




         The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                                            1997               1996
                                                                        -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                        $    961,598        $  1,063,204
      Adjustments to reconcile net income to net cash
        provided by operating activities
        Equity in income of limited partnerships and
        amortization of acquisition costs                                   (192,000)          (426,000)
        Increase in other assets                                             -                  (39,200)
        Increase (decrease) in interest and other payables                    60,129            (10,320)
                                                                        ------------        -----------

          Net cash provided by operating activities                          829,727            587,684
                                                                        ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distribution from limited partnership
      recognized as a return of investment                                    41,228             81,089
                                                                        ------------        -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                    870,955            668,773

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                                  9,734,531          9,028,963
                                                                        ------------        -----------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                                     $ 10,605,486        $ 9,697,736
                                                                        ============        ===========



     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


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

      In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1997

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

                               SEPTEMBER 30, 1997


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

      The following is a summary of the investment in limited partnerships for the nine months ended September 30, 1997:

      Balance, beginning of period                                               $1,063,487
      Amortization of acquisitions costs                                             (3,000)
      Distribution recognized as a return of capital                                (41,228)
      Equity in income of limited partnerships                                      195,000
                                                                                 ----------

      Balance, end of period                                                     $1,214,259
                                                                                 ==========

      The following are unaudited combined estimated statements of operations for the nine months ended September 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                                Nine months     Three months       Nine months    Three months
                                  ended            ended             ended           ended
                              Sept. 30, 1997   Sept. 30, 1997    Sept. 30, 1996  Sept. 30, 1996
                              --------------   --------------    --------------  --------------
       REVENUES
            Rental and other  $16,791,000        $5,597,000       $16,563,000      $5,521,000
                              -----------        ----------       -----------      ----------

       EXPENSES
            Depreciation        2,817,000           939,000         2,628,000         876,000
            Interest            5,271,000         1,757,000         5,187,000       1,729,000
            Operating           9,327,000         3,109,000         8,730,000       2,910,000
                             ------------       -----------      ------------      ----------
                               17,415,000         5,805,000        16,545,000       5,515,000
                              -----------       -----------       -----------      ----------

       NET (LOSS) INCOME     $   (624,000)      $  (208,000)    $      18,000      $    6,000
                             ============       ===========     =============      ==========

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

       The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $56,348 for the nine months ended September 30, 1997.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997

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

NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the porportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the nine months ended September 30, 1997 and 1996 was approximately $341,000.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $24,400 and $24,300 for the nine months ended September 30, 1997 and 1996, respectively, and is included in administrative expenses.

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

                               SEPTEMBER 30, 1997


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

       The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $56,348 for the nine months ended September 30, 1997.

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

                               SEPTEMBER 30, 1997


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

                               SEPTEMBER 30, 1997


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

                                   REAL ESTATE ASSOCIATES LIMITED III
                                   (a California limited partnership)

                                   By:   National Partnership Investments Corp.
                                         General Partner




                                         _______________________________________
                                         Bruce Nelson
                                         President


                                   Date:________________________________________





                                         _______________________________________
                                         Charles H. Boxenbaum
                                         Chief Executive Officer



                                   Date:________________________________________