Form 10-K405
period 1997-12-31
REAL ESTATE ASSOCIATES LTD III
filed 1998-04-15
CIK 318986

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1997

                             Commission File Number
                                     0-10673

                       REAL ESTATE ASSOCIATES LIMITED III

                        A CALIFORNIA LIMITED PARTNERSHIP
                  I.R.S. Employer Identification No. 95-3547611
         9090 Wilshire Blvd., Suite 201, Beverly Hills, California 90211
        Registrant's Telephone Number, Including Area Code (310) 278-2191
      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

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

ITEM 1. BUSINESS:

Real Estate Associates Limited III ("REAL III" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on July 25, 1980. On January 5, 1981, Real Estate Associates Limited III offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by E.F. Hutton Inc.

The general partners of Real Estate Associates Limited III are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"), and Coast Housing Investments Associates, a Limited Partnership formed under the California Limited Partnership Act and consisting of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Charles H. Boxenbaum as limited partner. The business of REAL III is conducted primarily by NAPICO.

NAPICO is a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry
C. Casden.

REAL III holds limited partnership interests in 26 local limited partnerships as of December 31, 1997, and a general partner interest in Real Estate Associates ("REA") which in turn holds limited partnership interests in an additional 6 limited partnerships; therefore, REAL III holds directly or indirectly through REA, investments in thirty-two local limited partnerships. The general partners of REA are REAL III and NAPICO. Each of the limited partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recent adopted law and policy, HUD has determined not to renew HAP contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA.

Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

The partnerships in which REAL III has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL III became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL III's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the Project. Under certain circumstances of default, REAL III has the right to replace the general partner of the local limited partnerships but otherwise does not have control of sale, refinancing, etc.

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

During 1997, the projects in which REAL III had invested were substantially rented. The following is a schedule of the status as of December 31, 1997, of the projects owned by local limited partnerships in which REAL III is a limited partner.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS AN INVESTMENT
                                DECEMBER 31, 1997

                                           Units Authorized
                                           For Rental
                                           Assistance Under
                                            Section 8 or
                                             Other Rent
                                    No. of    Supplement   Units     Percentage of
Name & Location                     Units      Program    Occupied   Total Units
---------------                     -----      -------    --------   -----------
Bowin Place                         193         191/0       191        99%
 Detroit, MI

Casa de las Hermanitas               88          88/0        88       100%
  Los Angeles, CA

Charlotte Lakeview, Riverview       553       114/153       514        93%
 Residential Project
 Rochester, NY

Creekview Apts                       80          80/0        80       100%
 Stroudsburg, PA

Foothill Gardens                     54          54/0        54       100%
 Los Angeles, CA

Frazier Park Apts                    60          60/0        60       100%
 Baldwin Park, CA

Gary Manor                          198         198/0       196        99%
 Gary, IN

Grandview Homes                      26          26/0        26       100%
 Los Angeles, CA

Hidden Pines Apts                    40          40/0        35        88%
 Greenville, MI

Highlawn Place Apartments           133         133/0       133       100%
Huntington, WV

Jenks School Apts                    83          82/0        83       100%
 Pawtucket, RI

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS AN INVESTMENT
                          DECEMBER 31, 1997 (Continued)

                                        Units Authorized
                                          For Rental
                                        Assistance Under
                                         Section 8 or
                                          Other Rent
                                 No. of   Supplement     Units    Percentage
Name & Location                  Units     Program      Occupied  Total Units
---------------                  -----   -----------    --------  -----------
Kern Villa                        49         49/0        49       100%
 Los Angeles, CA

Lakeside Apts                     32         0/13        32       100%
 Stuart, FL

New Baltimore                    101        101/0        99        98%
 New Baltimore, MI

Panorama Park Apts                66         66/0        64        97%
 Bakersfield, CA

Ramblewood Apts                   64         0/13        59        92%
 Fort Payne, AL

Santa Maria Apts                  86         86/0        86       100%
 San German, Puerto Rico

Senior Chateau on the Hill       185        183/0       181        98%
 Cincinnati, OH

Sheraton Towers                   97         97/0        97       100%
 High Point, NC

South Bay Villa                   80         80/0        80       100%
 Los Angeles, CA

Sunset Grove Apts                 22         22/0        22       100%
 Carson City, MI

Sunshine Canyon                   26         26/0        26       100%
 Stanton, MI

Tujunga Gardens                   54         53/0        54       100%
 Los Angeles, CA

Twenty-nine Palms                 48         47/0        40        83%
 Twenty-nine Palms, CA

                SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS AN INVESTMENT
                          DECEMBER 31, 1997 (Continued)

                                         Units Authorized
                                           For Rental
                                         Assistance Under
                                          Section 8 or
                                           Other Rent
                              No. of       Supplement      Units      Percentage
Name & Location               Units         Program       Occupied    Total Units
---------------               -----         -------       --------    -----------
Village Apts                    51            51/0          49          96%
 La Follette, TN

Village of Kaufman              68            68/0          66          97%
 Kaufman, TX

Village Grove Apts             104            None          97          93%
 Corona, CA

Vincente Geigel                 80            80/0          80         100%
 Polanco Apts
 Isabela, Puerto Rico

Vista De Jagueyes               73            73/0          73         100%
 Aguas Buenas, PR

Westgate Apts                   72           33/16          62          86%
 Albertville, AL

Wilderness Trail Manor         124           124/0         124         100%
 Pineville, KY

Wilkes Towers                   72            72/0          70          97%
 Wilkesboro, NC
                             -----       ---------       -----          --

TOTALS                       3,062       2,376/195       2,970          97%
                             =====       =========       =====          ==


ITEM 2. PROPERTIES:

Through local limited partnerships in which REAL III holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties and Schedule XI.


ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 1997, REAL III's Corporate General Partner was plaintiff or defendant in several lawsuits. None of these suits were related to REAL III.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1997 there were 2,086 registered holders of units in REAL III. One distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989. This represented the proceeds from the sale of one of the Partnership's real estate investments. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the limited partnerships.

ITEM 6. SELECTED FINANCIAL DATA:


                                                                Year Ended December 31,
                              --------------------------------------------------------------------------------------------
                                  1997                1996                1995                1994                1993
                              ------------        ------------        ------------        ------------        ------------
Loss From Operations          $   (443,767)       $   (518,472)       $   (567,421)       $   (577,031)       $   (586,269)

Distributions From
   Limited Partnerships
   Recognized as Income          1,072,912             858,869             765,514             683,491             987,697

Equity in Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs               255,652             383,682             887,919             539,729             708,865
                              ------------        ------------        ------------        ------------        ------------

Net Income                    $    884,797        $    724,079        $  1,086,012        $    646,189        $  1,110,293
                              ============        ============        ============        ============        ============

Net Income per Limited
   Partnership Interest       $         77        $         63        $         95        $         56        $         96
                              ============        ============        ============        ============        ============



Total assets                  $ 11,960,231        $ 10,933,018        $ 10,185,039        $  9,095,839        $  8,489,578
                              ============        ============        ============        ============        ============

Investments in Limited
   Partnerships               $  1,249,421        $  1,063,487        $    930,576        $    690,570        $    679,271
                              ============        ============        ============        ============        ============

Notes Payable                 $  1,510,000        $  1,510,000        $  1,510,000        $  1,510,000        $  1,510,000
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

Results of Operations

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which REAL III has invested could produce tax losses for as long as 20 years. Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense will decrease as mortgage principal is amortized and as the Tax Reform Act of 1986 limits the deductions available.

At December 31, 1997, the Partnership has investments in 32 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 75% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The Partnership has a positive investment balance in only two local limited partnerships.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income (losses) from the 32 local limited partnerships that were allocated to the Partnership were $55,000, $(453,000), $(184,000) for the years ended December 31, 1997, 1996 and 1995, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in income of limited partnerships of $255,652, $383,682 and $887,919 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in recognized equity in income of limited partnerships for 1997, 1996 and 1995 is $0, $149,000 and $592,000,
respectively, in income from partnerships in which the Partnership does not have a positive investment balance, but it was able to recognize this income because it received cash distributions from these partnerships equal to these amounts. The balance of the income recognized is from the partnerships with positive investment balances. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $20,770,000 and $20,515,000 as of December 31, 1997 and 1996, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $1,072,912, $858,869 and $765,514 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1997, 1996 and 1995, the Partnership has cash and cash equivalents of $10,575,810, $9,734,531, and $9,028,963, respectively.
Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. In addition, as a result of changing financial institutions where the cash and cash equivalents are on deposit, the interest rate earned on such deposits in 1997 was significantly greater than in prior years. This resulted in the Partnership earning $478,000, $302,000 and $267,000 in interest income for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Since the invested assets have not changed during each of the three years in the period ended December 31, 1997, management fees have remained constant at $454,800 for each of these years.

The Partnership is obligated on non-recourse notes payable of $1,510,000 which bear interest at 10 percent per annum and have principal maturities ranging from June 2020 to March 2024. The notes and related interest are payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations are collateralized by the Partnership's investments in the limited partnerships. Unpaid interest is due at maturity of the notes. Because no payments have been made on these notes, interest expense has remained constant at $151,000 for each of the three years in the period ended December 31, 1997.

Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $140,915 for the year ended December 31, 1997.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL III; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for the three years presented. Legal and accounting fees were $76,993, $150,156 and $135,191 for the years ended December 31, 1997, 1996 and 1995, respectively. Administrative expenses were $238,598, $64,982 and $93,619 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totalled $35,227, $32,176 and $29,927 for the years ended December 31, 1997, 1996 and 1995, respectively. Also included in administrative expenses for 1997 is $140,915, approximately $112,000 of which is included in accounts payable at December 31, 1997, related to the aforementioned third party review of the properties owned by the local partnerships.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1997, 1996 and 1995. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 32 local partnerships has remained fairly constant, and was $23,173,000, $22,387,000 and $22,082,000 for the years ended December 31,
1997, 1996 and 1995, respectively. Revenue increased in 1997 primarily as a result of retroactive Housing Assistance Payments of $669,000 received by five local partnerships pursuant to the terms of a settlement agreement with HUD.

Total expenses for the 32 local partnerships remained fairly consistent, and were $22,652,000, $23,222,000 and $22,278,000 for the years ended December 31,
1997, 1996 and 1995, respectively. Expenses were greater in 1996 than in 1997 and 1995 primarily as a result of bad debt of $454,000 charged to expense in 1996 related to loans receivable from an unrelated general partner of two local partnerships.

The total net income (loss) for the 32 local partnerships for 1997, 1996 and 1995 aggregated $59,000, $(835,000) and $(196,000), respectively. The income (losses) allocated to the Partnership were $55,000, $(453,000) and $(184,000) for 1997, 1996 and 1995, respectively.

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

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited III
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited III (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 4 percent and 4 percent of total assets as of December 31, 1997 and 1996, respectively, and the equity in income of these limited partnerships represents 19 percent, 23 percent and 33 percent of the total net income of the Partnership for the years ended December 31, 1997, 1996 and 1995, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1998

                         [COOPERS & LYBRAND LETTERHEAD]


REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Bowin Place Associates
Limited Dividend Housing Association

We have audited the accompanying balance sheets of Bowin Place Associates Limited Dividend Housing Association (A Michigan Limited Partnership, MSHDA Development Number 551), as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowin Place Associates Limited Dividend Housing Association, MSHDA No. 551, as of December 31, 1997 and 1996, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our 1997 audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The other financial information of Bowin Place Associates Limited Dividend Housing Association, MSHDA No. 551, on pages 9 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1998 on our consideration of Bowin Place Associates Limited Dividend Housing Association's internal control structure and a report dated February 2, 1998 on its compliance with laws and regulations.



                                                   /s/ COOPERS & LYBRAND, L.L.P.

Cleveland, Ohio
February 2, 1998

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

We conducted audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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




                                        /s/  COOPERS & LYBRAND L.L.P.

Cleveland, Ohio
January 27, 1997

                           D'AMBRA & ASSOCIATES, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                            ELEVEN VANDERBILT AVENUE
                               NORWOOD, MA 02062

PHONE (781) 551-0070                                          FAX (781) 551-3424

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
300 Broadway Associates
(a Limited Partnership)

We have audited the accompanying balance sheet of 300 Broadway Associates (a Limited Partnership), HUD Project No. RI-43-H023-110, as of December 31, 1997, and the related statements of income, partners' equity (deficiency) and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 300 Broadway Associates (a Limited Partnership) as of December 31, 1997, and the results of its operations, the changes in partners' equity (deficiency) and its cash flow for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 1998, on our consideration of 300 Broadway Associates' internal control and reports dated January 17, 1998 on its compliance with specific requirements applicable to major HUD program and specific requirements applicable to Fair Housing and Non-discrimination.


/s/ D'AMBRA & ASSOCIATES

Norwood, Massachusetts
January 17, 1998

                           D'AMBRA & ASSOCIATES, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                            ELEVEN VANDERBILT AVENUE
                               NORWOOD, MA 02062

PHONE (781) 551-0070                                          FAX (781) 551-3424

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 300 Broadway Associates (a Limited Partnership) as of December 31, 1996, and the results of its operations, the changes in partners' equity (deficiency) and its cash flow for the year then ended in conformity with generally accepted accounting principles.

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


/s/ D'AMBRA & ASSOCIATES

Norwood, Massachusetts
January 23, 1997

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                                                 1997                1996
                                                             ------------        ------------
                     ASSETS

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                 $  1,249,421        $  1,063,487

CASH AND CASH EQUIVALENTS (Note 1)                             10,575,810           9,734,531

OTHER ASSETS                                                      135,000             135,000
                                                             ------------        ------------

    TOTAL ASSETS                                             $ 11,960,231        $ 10,933,018
                                                             ============        ============


                      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Notes payable (Notes 3 and 7)                              $  1,510,000        $  1,510,000
  Interest payable (Notes 3 and 7)                                414,277             374,603
    Accounts payable                                              110,192               7,450
                                                             ------------        ------------

                                                                2,034,469           1,892,053
                                                             ------------        ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


PARTNERS' EQUITY (DEFICIENCY):
  General partners                                                (99,718)           (108,566)
  Limited partners                                             10,025,480           9,149,531
                                                             ------------        ------------

                                                                9,925,762           9,040,965
                                                             ------------        ------------
      TOTAL LIABILITIES AND PARTNERS'
        EQUITY                                               $ 11,960,231        $ 10,933,018
                                                             ============        ============



    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                  1997               1996               1995
                                                              -----------        -----------        -----------
INTEREST AND OTHER INCOME                                     $   477,624        $   302,466        $   267,189
                                                              -----------        -----------        -----------

OPERATING EXPENSES:
      Legal and accounting                                         76,993            150,156            135,191
      Management fees - general partner (Note 4)                  454,800            454,800            454,800
      Interest (Note 3)                                           151,000            151,000            151,000
      Administrative  (Note 4)                                    238,598             64,982             93,619
                                                              -----------        -----------        -----------

                     Total operating expenses                     921,391            820,938            834,610
                                                              -----------        -----------        -----------

LOSS FROM OPERATIONS                                             (443,767)          (518,472)          (567,421)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                           1,072,912            858,869            765,514

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                                             255,652            383,682            887,919
                                                              -----------        -----------        -----------

NET INCOME                                                    $   884,797        $   724,079        $ 1,086,012
                                                              ===========        ===========        ===========

NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                        $        77        $        63        $        95
                                                              ===========        ===========        ===========


    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                            General             Limited
                            Partners            Partners           Total
                           -----------        -----------       -----------
EQUITY (DEFICIENCY),
  January 1, 1995          $  (126,667)       $ 7,357,541       $ 7,230,874

Net income for 1995             10,860          1,075,152         1,086,012
                           -----------        -----------       -----------

EQUITY (DEFICIENCY),
  December 31, 1995           (115,807)         8,432,693         8,316,886

 Net income for 1996             7,241            716,838           724,079
                           -----------        -----------       -----------

EQUITY (DEFICIENCY),
 December 31, 1996            (108,566)         9,149,531         9,040,965

Net income for 1997              8,848            875,949           884,797
                           -----------        -----------       -----------

EQUITY (DEFICIENCY),
 December 31, 1997         $   (99,718)       $10,025,480       $ 9,925,762
                           ===========        ===========       ===========



The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                1997                1996                1995
                                                            ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $    884,797        $    724,079        $  1,086,012
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Equity in income of limited partnerships and
     amortization of acquisition costs                          (255,652)           (383,682)           (887,919)
   Increase in other assets                                           --             (34,500)            (50,500)
   Increase (decrease) in interest and other payables            142,416              23,900               3,188
                                                            ------------        ------------        ------------

   Net cash provided by operating activities                     771,561             329,797             150,781
                                                            ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distribution from limited partnerships
     recognized as return of capital                              69,718             255,471             647,913
   Capital contributions and advances
     to limited partnerships                                          --              (4,700)                 --
   Decrease in short term investments                                 --             125,000           1,021,022
                                                            ------------        ------------        ------------

   Net cash provided by investing activities                      69,718             375,771           1,668,935
                                                            ------------        ------------        ------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                              841,279             705,568           1,819,716

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                           9,734,531           9,028,963           7,209,247
                                                            ------------        ------------        ------------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                              $ 10,575,810        $  9,734,531        $  9,028,963
                                                            ============        ============        ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
   Cash paid during the year for interest                   $    111,326        $    121,159        $    150,245
                                                            ============        ============        ============


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization

          Real Estate Associates Limited III (the Partnership) was formed under the California Limited Partnership Act on July 25, 1980. The Partnership was formed to invest either directly or indirectly in other partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. (NAPICO), the corporate general partner, and Coast Housing Investment Associates (CHIA), a limited partnership. Casden Investment Corporation owns 100 percent of NAPICO's stock. The limited partner of CHIA is an officer of NAPICO. The business of REAL IV is conducted primarily by NAPICO.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

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

          Cash and Cash Equivalents

          Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with two high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

2.        INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

          Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $20,770,000 and $20,515,000 as of December 31, 1997 and 1996, respectively.

          Distributions from limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.

          The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                           1997              1996
                                                                       -----------        -----------
          Investment balance, beginning of year                        $ 1,063,487        $   930,576
          Equity in income of limited partnerships                         261,625            389,655
          Amortization of capitalized acquisition costs and fees            (5,973)            (5,973)
          Capital contributions to limited partnerships                         --              4,700
          Cash distributions recognized as return of capital               (69,718)          (255,471)
                                                                       -----------        -----------

          Investment balance, end of year                              $ 1,249,421        $ 1,063,487
                                                                       ===========        ===========

          The difference between the investment in the accompanying balance sheets at December 31, 1997 and 1996, and the deficiency per the limited partnerships' combined financial statements is due primarily to the cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

          Selected financial information from the combined financial statements at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

2.          INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                 Balance Sheets
                                 --------------

                                                                   1997           1996
                                                                 --------        --------
                                                                     (in thousands)

          Land and buildings, net                                $ 52,667        $ 55,007
                                                                 ========        ========

          Total assets                                           $ 65,203        $ 68,387
                                                                 ========        ========

          Mortgages payable                                      $ 88,765        $ 88,987
                                                                 ========        ========

          Total liabilities                                      $ 93,510        $ 95,492
                                                                 ========        ========

          Deficiency of Real Estate Associates Limited III       $(28,535)       $(27,400)
                                                                 ========        ========

          Equity of other partners                               $    229        $    295
                                                                 ========        ========

                            Statements of Operations
                            ------------------------

                                                                 1997           1996            1995
                                                               --------       --------        --------
                                                                           (in thousands)
          Total revenue                                        $ 23,173       $ 22,387        $ 22,082
                                                               ========       ========        ========
          Interest expense                                     $  6,929       $  7,032        $  6,914
                                                               ========       ========        ========
          Depreciation                                         $  3,674       $  3,757        $  3,722
                                                               ========       ========        ========
          Total expenses                                       $ 23,114       $ 23,222        $ 22,278
                                                               ========       ========        ========
          Net loss                                             $     59       $   (835)       $   (196)
                                                               ========       ========        ========
          Net income (loss) allocable to the Partnership       $     55       $   (453)       $   (184)
                                                               ========       ========        ========

          Land and buildings, above, have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

          An affiliate of NAPICO is the general partner in one of the limited partnerships included above, and another affiliate receives property management fees of 5 percent of its revenue. The affiliate received property management fees of $17,408, $16,128 and $16,128 in 1997, 1996 and 1995, respectively.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

2.        INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

          The following sets forth the significant data for this partnership, reflected in the accompanying financial statements using the equity method of accounting:

                                                      1997           1996           1995
                                                     -------        -------        -------
                                                                (in thousands)
          Total assets                               $   944        $ 1,023
                                                     =======        =======

          Total liabilities                          $ 1,785        $ 1,775
                                                     =======        =======

          Deficiency of Real Estate Associates
            Limited III                              $  (963)       $  (875)
                                                     =======        =======

          Equity of other partners                   $   122        $   123
                                                     =======        =======

          Total revenues                             $   335        $   366        $   370
                                                     =======        =======        =======


          Net loss                                   $   (87)       $   (47)       $   (46)
                                                     =======        =======        =======


          Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

3.        NOTES PAYABLE


          As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $140,915 for the year ended December 31, 1997.

          A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

          The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL III; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

          A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


3.        NOTES PAYABLE (CONTINUED)

          Maturity dates on the notes payable are as follows:

         Years Ending December 31
         ------------------------
                       1998               $              -
                       1999                              -
                       2000                              -
                       2001                              -
                       2002                              -
                    Thereafter                   1,510,000
                                                ----------
                                                $1,510,000
                                                ==========

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

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

          The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $35,227, $32,176 and $29,927 in 1997, 1996
          and 1995, respectively, and is included in operating expenses.

5.        CONTINGENCIES

          The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

          The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

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

8.        FOURTH QUARTER ADJUSTMENT

          The Partnership's policy is to record its equity in income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $64,000, between the estimated nine-month equity in income and the actual total for 1997 equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE
                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            Year Ended December 31, 1997
                                              -----------------------------------------------------------------------
                                                                        Cash             Equity
                                              Balance                  Distri-              in             Balance
                                              January      Capital     butions             Income          December
Limited Partnerships                          1, 1997   Contributions  Received            (Loss)          31, 1997
                                             ---------- -------------  ----------        ----------       ----------
          Bowin Place                        $  596,966    $           $  (28,489)       $  114,803       $  683,280
          Casa de las Hermanitas
          Charlotte
          Creekview Apartments
          Foothill Gardens
          Frazier Park Apartments
          Gary Manor
          Grandview Homes
          Hidden Pines Apartments
          Highlawn Place
          Jenks School Apartments               466,521                   (41,229)          140,849          566,141
          Kern Villa
          Lakeside Apartments
          New Baltimore Towers
          Panorama Park Apartments
          Ramblewood Apartments
          Santa Maria Apartments
          Senior Chateau
          Sheraton Towers
          South Bay Villa
          Sunset Grove Apartments
          Sunshine Canyon Apartments
          Tujunga Gardens
          Twenty-Nine Palms Apartments
          Vicente Geigel Polanco Apts
          Village Apartments
          Village Apartments (Kaufman)
          Village Grove Apartments
          Vista De Jagueyes
          Westgate Apartments
          Wilderness Trail Manor
          Wilkes Towers
                                             ----------    --------    ----------        ----------       ----------

                                             $1,063,487    $      -    $  (69,718)       $  255,652       $1,249,421
                                             ==========    ========    ==========        ==========       ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)
                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                        Year Ended December 31, 1996
                                               -----------------------------------------------------------------------------
                                                                           Cash                Equity
                                               Balance                     Distri-                in               Balance
                                               January        Capital      butions              Income            December
Limited Partnerships                           1, 1996     Contributions   Received             (Loss)            31, 1996
                                             -----------   -------------   -----------        -----------        -----------
          Bowin Place                        $   519,960       $           $   (39,860)       $   116,865        $   596,965
          Casa de las Hermanitas                  21,171                                          (21,171)
          Charlotte
          Creekview Apartments
          Foothill Gardens
          Frazier Park Apartments
          Gary Manor
          Grandview Homes                                                       (19,948)            19,948
          Hidden Pines Apartments
          Highlawn Place                                                       (154,434)           154,434
          Jenks School Apartments                389,445                        (41,229)           118,306            466,522
          Kern Villa
          Lakeside Apartments                                   4,700                               (4,700)
          New Baltimore Towers
          Panorama Park Apartments
          Ramblewood Apartments
          Santa Maria Apartments
          Senior Chateau
          Sheraton Towers
          South Bay Villa
          Sunset Grove Apartments
          Sunshine Canyon Apartments
          Tujunga Gardens
          Twenty-Nine Palms Apartments
          Vicente Geigel Polanco Apts
          Village Apartments
          Village Apartments (Kaufman)
          Village Grove Apartments
          Vista De Jagueyes
          Westgate Apartments
          Wilderness Trail Manor
          Wilkes Towers
                                             -----------       ------       -----------        -----------        -----------
                                             $   930,576       $4,700       $  (255,471)       $   383,682        $ 1,063,487
                                             ===========       ======       ===========        ===========        ===========


                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             Year Ended December 31, 1995
                                            ------------------------------------------------------------
                                                                               Cash               Equity
                                             Balance                           Distri-              in           Balance
                                             January           Capital         butions            Income         December
Limited Partnerships                         1, 1995        Contributions      Received           (Loss)         31, 1995
                                             ---------      -------------      ---------        ---------       ---------
          Bowin Place                        $ 365,973        $                 $ (39,861)      $ 193,848       $ 519,960
          Casa de las Hermanitas                                                  (76,359)         97,530          21,171
          Charlotte
          Creekview Apartments
          Foothill Gardens                                                        (23,532)         23,532
          Frazier Park Apartments
          Gary Manor
          Grandview Homes                                                         (36,969)         36,969
          Hidden Pines Apartments
          Highlawn Place                                                         (122,066)        122,066
          Jenks School Apartments              324,597                            (36,972)        101,820         389,445
          Kern Villa
          Lakeside Apartments
          New Baltimore Towers                                                    (53,207)         53,207
          Panorama Park Apartments                                                (14,448)         14,448
          Ramblewood Apartments
          Santa Maria Apartments
          Senior Chateau                                                         (146,237)        146,237
          Sheraton Towers
          South Bay Villa                                                         (98,262)         98,262
          Sunset Grove Apartments
          Sunshine Canyon Apartments
          Tujunga Gardens
          Twenty-Nine Palms Apartments
          Vicente Geigel Polanco Apts
          Village Apartments
          Village Apartments (Kaufman)
          Village Grove Apartments
          Vista De Jagueyes
          Westgate Apartments
          Wilderness Trail Manor
          Wilkes Towers
                                             ---------        ---------        ---------        ---------       ---------
          TOTAL                              $ 690,570        $       -        $(647,913)       $ 887,919       $ 930,576
                                             =========        =========        =========        =========       =========

                                                                        SCHEDULE
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED III
          INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                        FROM AFFILIATES AND OTHER PERSONS
                                   YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995


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

                                  SCHEDULE III
                                  (Continued)


                       REAL ESTATE ASSOCIATES LIMITED III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS INVESTMENTS
                               DECEMBER 31, 1997

                                                                 Buildings, Furnishings
                                                                 & Equipment - Initial
                                                                  Cost to Partnership
                             Number     Outstanding                and Amount Carried
                              of         Mortgage                      at Close of                      Accumulated    Construction
Partnership/Location         Units         Loan          Land            Period              Total      Depreciation      Period
----------------------       ------     -----------      ----     ----------------------    -------    -------------   ------------

Browin Place                  193        $5,161,300    $752,729        $5,952,911          $6,705,640    $4,109,134           (A)
  Detroit, Michigan
Casa De Las Hermanitas         88         3,023,523     405,578         3,809,605           4,215,183     2,127,233          1981
  Los Angeles, California
Charlottle Lakeview           553        12,467,799     551,500        19,012,123          19,563,623    14,799,743           (A)
  Rochester, NY
Creekview Apartments           80         2,028,703     239,673         2,412,899           2,652,572     1,082,395     1981-1982
  Stroudsburg, Pennsylvania
Foothill Gardens               54         2,029,056     309,626         2,443,612           2,753,238     1,388,825          1981
  Los Angeles, California
Frazier Park Apartments        60         2,686,364     439,987         3,276,813           3,716,800     1,778,992     1981-1982
  Baldwin Park, California
Gary Manor                    198         5,487,281     403,285         7,015,228           7,418,513     4,837,489           (A)
  Gary, Indiana
Grandview Homes                26         1,234,724     324,293         1,377,730           1,702,023       775,157          1981
  Los Angeles, California
Hidden Pines Apartments        40         1,375,624      43,954         1,648,093           1,692,047     1,633,328          1981
  Greenville, Michigan
Highlawn Place                133         2,812,446     310,653         3,355,812           3,666,465     2,435,963           (A)
  Huntington, West Virginia
Jenks School Apartments        83         2,279,313      96,740         3,603,639           3,700,379     1,828,275     1981-1982
  Pawtucket, Rhode Island
Kern Villa                     49         2,333,343     384,091         2,795,915           3,180,006     1,569,529     1981-1982
  Los Angeles, California
Lakeside Apartments            32           914,132      72,336           946,139           1,018,475       780,522     1980-1981
  Stuart, Florida
New Baltimore Towers          101         2,134,604     455,282         3,152,866           3,608,148     2,451,958           (A)
  New Baltimore, MD
Panorama Park Apartments       66         2,827,525     680,296         3,253,405           3,933,701     1,784,311     1981-1982
  Bakerfield, California
Ramblewood Apartments          64         1,486,095      53,267         2,073,447           2,126,714     1,007,165     1980-1981
  Fort Payne, Alabama
Santa Maria Apartments         86         2,823,515      86,106         3,361,352           3,447,458     1,979,704     1981-1982
  San German, Puerto Rico
Senior Chateau                185         4,073,872     408,863         5,021,679           5,430,542     3,523,958           (A)
  Cincinnati, Ohio
Sheraton Towers                97         2,785,694      50,546         3,486,396           3,536,942     1,433,597     1981-1982
  High Point, North Carolina
South Bay Villa                80         3,586,962     365,333         4,609,170           4,974,503     2,587,654     1980-1981
  San Pedro, California
Sunset Groove Apartments       22           661,452      19,432           811,214             830,646       788,523     1981-1982
  Carson City, Michigan
Sunshine Canyon Apartments     26           841,243      20,262           999,551           1,019,813       969,696     1981-1982
  Stanton, Michigan
The Village Apartments         68          1,700,816    152,573         1,955,690           2,108,263     1,067,502     1980-1981
  Kaufman, Texas
Tujunga Gardens                54          2,009,777    325,492         2,390,317           2,715,809     1,352,996          1981
  Los Angeles, California
Twenty-Nine Palms Apts.        48          1,606,688    111,617         1,921,064           2,032,681     1,237,981     1981-1982
  Twenty-Nine Palms, California
Village Apartments             51          1,439,868     65,245         1,708,223           1,773,468     1,181,058     1981-1982
  La Follette, Tennessee
Village Grove Apartments      104          3,454,706    416,000         4,559,583           4,975,583     2,672,565          1974
  Corona, California
Vicente Geigel Polanco Apts.   80          2,579,965    107,685         2,936,652           3,044,337     1,716,445     1981-1982
  Issabela, Puerto Rico
Vista De Jagueyes              73          2,597,665    102,554         3,244,694           3,347,248     2,029,340     1981-1982
  Aguas Buenas, Puerto Rico
Westgate Apartments            72          1,058,378     80,000         1,480,833           1,560,833       740,089     1980-1981
  Albertville, Alabama
Wilderness Trail Manor        124          5,231,477    191,542         6,567,303           6,758,845     4,071,213          1982
  Pineville, Kentucky
Wilkes Towers                  72          2,031,360     32,471         2,303,197           2,335,668       949,985     1981-1982
  Wilkesboro, North Carolina
Additional basis of real estate
due to REAL III's capital
contribution to investee limited
partnership                                             769,172         9,502,360          10,271,532     6,458,758
                              -----      ----------- ----------      ------------        ------------   -----------
TOTAL                         3,062      $88,765,270 $8,828,183      $122,989,515        $131,817,698   $79,151,083
                              =====      =========== ==========      ============        ============   ===========


                                                                    SCHEDULE III
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL III HAS INVESTMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


NOTES:    1.        Each local limited partnership has developed, owns and
                    operates the housing project. Substantially all projects costs, including construction period interest expense, were capitalized by the limited partnerships.

          2. Depreciation is provided for by various methods over the estimated useful lives of Projects. The estimated composite useful lives of the buildings are generally from 25 to 40 years.

          3.        Investments in property and equipment:


                                                              Buildings,
                                                              Furnishings,
                                               Land           and Equipment         Total
                                           ------------       ------------       ------------
          Balance, January 1, 1995         $  8,606,844       $119,708,271       $128,315,115

          Net additions during 1995              79,359            826,700            906,059
                                           ------------       ------------       ------------

          Balance, December 31, 1995          8,686,203        120,534,971        129,221,174

          Net additions during 1996             136,210          1,183,455          1,319,665
                                           ------------       ------------       ------------

          Balance, December 31, 1996          8,822,413        121,718,426        130,540,839

          Net additions during 1997               5,770          1,271,089          1,276,859
                                           ------------       ------------       ------------

          Balance, December 31, 1997       $  8,828,183       $122,989,515       $131,817,698
                                           ============       ============       ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL III HAS INVESTMENTS
                                DECEMBER 31, 1997


                                            Buildings,
                                           Furnishings,
                                               And
                                            Equipment
                                           -----------
          Accumulated Depreciation:
          -------------------------
          Balance, January 1, 1995         $68,343,869

          Net additions during 1995          3,423,206
                                           -----------

          Balance, December 31, 1995        71,767,075

          Net additions during 1996          3,766,356
                                           -----------

          Balance, December 31, 1996        75,533,431

          Net additions during 1997          3,617,652
                                           -----------

          Balance, December 31, 1997       $79,151,083
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

CHARLES H. BOXENBAUM, 68, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 46, President and a director of NAPICO.

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

ALAN I. CASDEN, 52, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 54, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BOB SCHAFER, 56, Senior Vice President of Finance

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

PATRICIA W. TOY, 68, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 37, Executive Vice President, General Counsel and Assistant Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles
H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission's order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

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

(b)       At December 31, 1997, security ownership of management is as listed:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $454,800 for each of the three years in the period ended December 31, 1997.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $35,227, $32,176 and $29,927 in 1997, 1996 and 1995, respectively, and is included in operating expenses.

An affiliate of NAPICO is the general partner in one of the limited partnerships in which the Partnership has an investment, and another affiliate receives property management fees of approximately 5 percent of its revenue. The affiliate received property management fees of $17,408, $16,128 and $16,128 in 1997, 1996 and 1995, respectively.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL III; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1997, 1996 and 1995.

Statements of Cash Flow for the years ended December 31, 1997, 1996 and 1995.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED III, REAL ESTATE ASSOCIATES AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED III AND REAL ESTATE ASSOCIATES HAVE INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1997, 1996 and
1995.

Schedule III - Real estate and accumulated depreciation, December 31, 1997.

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


REAL ESTATE ASSOCIATES LIMITED III

By:   NATIONAL PARTNERSHIP INVESTMENTS CORP.
      The General Partner



/s/ CHARLES H. BOXENBAUM
------------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer



/s/ BRUCE E. NELSON
------------------------------------------
Bruce E. Nelson
Director and President



/s/ ALAN I. CASDEN
------------------------------------------
Alan I. Casden
Director



/s/ HENRY C. CASDEN
------------------------------------------
Henry C. Casden
Director


/s/ BOB E. SCHAFER
------------------------------------------
Bob E. Schafer
Senior Vice President of Finance