Form 10-Q
period 1998-06-30
REAL ESTATE ASSOCIATES LTD III
filed 1998-08-18
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1998

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


PART I.  FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Balance Sheets, June 30, 1998 and December 31, 1997.......................................1

                      Statements of Operations,
                              Six and Three Months Ended June 30, 1998 and 1997 ................................2

                      Statement of Partners' Equity (Deficiency),
                              Six Months Ended June 30, 1998 ...................................................3

                      Statements of Cash Flows,
                              Six Months Ended June 30, 1998 and 1997 ..........................................4

                      Notes to Financial Statements ............................................................5

             Item 2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations .............................................11


PART II.  OTHER INFORMATION

             Item 1.    Legal Proceedings......................................................................14

             Item 6.    Exhibits and Reports on Form 8-K.......................................................14

             Signatures .......................................................................................15

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                  1998
                                                              (Unaudited)              1997
                                                              ------------         ------------
      INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)            $  1,377,421         $  1,249,422

      CASH AND CASH EQUIVALENTS (Note 1)                        10,764,152           10,575,810

      OTHER ASSETS                                                 225,181              135,000
                                                              ------------         ------------

      TOTAL ASSETS                                            $ 12,366,754         $ 11,960,232
                                                              ============         ============


                        LIABILITIES AND PARTNERS' EQUITY

      LIABILITIES:
         Notes payable (Notes 3 and 6)                        $  1,510,000         $  1,510,000
         Interest payable (Notes 3 and 6)                          394,540              414,277
         Accounts payable                                          246,688              110,193
                                                              ------------         ------------

                                                                 2,151,228            2,034,470
                                                              ------------         ------------

      COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


      PARTNERS' EQUITY (DEFICIENCY):
         General partners                                          (96,820)             (99,718)
         Limited partners                                       10,312,346           10,025,480
                                                              ------------         ------------

                                                                10,215,526            9,925,762
                                                              ------------         ------------
      TOTAL LIABILITIES AND PARTNERS'
               EQUITY                                         $ 12,366,754         $ 11,960,232
                                                              ============         ============



     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                          Six months        Three months         Six months       Three months
                                                             ended              ended              ended              ended
                                                         June 30, 1998      June 30, 1998      June 30, 1997      June 30, 1997
                                                         -------------      -------------      -------------      -------------
INTEREST AND OTHER INCOME                                $     250,180      $     125,341      $     225,819      $     115,875
                                                         -------------      -------------      -------------      -------------

OPERATING EXPENSES:
         Legal and accounting                                   61,160             37,481             65,824             34,729
         Management fees - general partner (Note 4)            227,400            113,700            227,400            113,710
         Interest (Note 3)                                      75,500             37,750             75,500             37,750
         Administrative  (Notes 2 and 4)                       373,542            164,464             43,941             24,132
                                                         -------------      -------------      -------------      -------------

              Total operating expenses                         737,602            353,395            412,665            210,321
                                                         -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                                          (487,422)          (228,054)          (186,846)           (94,446)

DISTRIBUTIONS FROM LIMITED PARTNERSHIPS RECOGNIZED AS
   INCOME (Note 2)                                             649,186            608,728            952,912            871,871

EQUITY IN INCOME OF LIMITED PARTNERSHIPS AND
   AMORTIZATION OF ACQUISITION COSTS (Note 2)                  128,000             64,000            128,000             64,000
                                                         -------------      -------------      -------------      -------------

NET INCOME                                               $     289,764      $     444,674      $     894,066      $     841,425
                                                         =============      =============      =============      =============

NET INCOME PER LIMITED PARTNERSHIP INTEREST (Note 1)     $          25      $           5      $          78      $          73
                                                         =============      =============      =============      =============



     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


                                                   General            Limited
                                                  Partners            Partners             Total
                                                 -----------         -----------        -----------
      PARTNERSHIP INTERESTS                                               11,456
                                                                     ===========


      EQUITY (DEFICIENCY),
            January 1, 1998                      $   (99,718)        $10,025,480        $ 9,925,762

            Net income for the six months
            ended June 30, 1998                        2,898             286,866            289,764
                                                 -----------         -----------        -----------

      EQUITY (DEFICIENCY),
            June 30, 1998                        $   (96,820)        $10,312,346        $10,215,526
                                                 ===========         ===========        ===========



     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                   1998                 1997
                                                               ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                              $    289,764         $    894,066
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Equity in income of limited partnerships and
             amortization of acquisition costs                     (128,000)            (128,000)
           Increase in other assets                                 (90,181)                  --
           Increase in interest and other payables                  116,759                 (927)
                                                               ------------         ------------

             Net cash provided by operating activities              188,342              765,139
                                                               ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distribution from limited partnership
         recognized as a return of investment                            --              120,000
                                                               ------------         ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                           188,342              885,139

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   10,575,810            9,734,531
                                                               ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 10,764,152         $ 10,619,670
                                                               ============         ============



     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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

        The following is a summary of the investment in limited partnerships for the six months ended June 30, 1998:

        Balance, beginning of period                    $ 1,249,421
        Amortization of acquisitions costs                  (27,000)
        Equity in income of limited partnerships            155,000
                                                        -----------

        Balance, end of period                          $ 1,377,421
                                                        ===========

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:

                                       Six months         Three months          Six months            Three months
                                         ended                ended               ended                 ended
                                     June 30, 1998        June 30, 1998        June 30,1997          June 30, 1997
                                     -------------        -------------        -------------         -------------
        REVENUES
             Rental and other        $  11,586,000        $   5,793,000        $  11,194,000         $   5,597,000
                                     -------------        -------------        -------------         -------------

        EXPENSES
             Depreciation                1,836,000              918,000            1,878,000               939,000
             Interest                    3,464,000            1,732,000            3,514,000             1,757,000
             Operating                   6,026,000            3,013,000            6,218,000             3,109,000
                                     -------------        -------------        -------------         -------------

                                        11,326,000            5,663,000           11,610,000             5,805,000
                                     -------------        -------------        -------------         -------------

        NET (LOSS) INCOME            $     260,000        $     130,000        $    (416,000)        $    (208,000)
                                     =============        =============        =============         =============

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

        As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $469,000 through June 30, 1998, including approximately $328,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

        A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

        The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things,
        (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL III; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

NOTE 3 - NOTES PAYABLES

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnerships. The Partnership is obligated on non-recourse notes payable of $1,510,000, bearing interest at 10 percent, to the sellers of the partnership interests. These notes are payable by the Partnership through REA, and have principal maturity dates in June 2020 and March 2024 or upon the sale or refinancing of the underlying partnership properties. These notes and the related interest are collateralized by REA's investment in the respective limited partnerships and are payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest is due at maturity of the notes.

NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the six months ended June 30, 1998 and 1997 was approximately $227,400.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $17,615 and $16,441 for the six months ended June 30, 1998 and 1997, respectively, and is included in administrative expenses.

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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)


        Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

        As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $469,000 through June 30, 1998, including approximately $328,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

        A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

        The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things,
        (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL III; and (v) the consummation of a minimum number

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

        A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998



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

                                  JUNE 30, 1998


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

                                     REAL ESTATE ASSOCIATES LIMITED III
                                     (a California limited partnership)

                                     By:  National Partnership Investments Corp.
                                          General Partner


                                          /s/ BRUCE NELSON
                                          --------------------------------------
                                          Bruce Nelson
                                          President


                                    Date:  8/14/98
                                          --------------------------------------

                                          /s/ CHARLES H. BOXENBAUM
                                          --------------------------------------
                                          Charles H. Boxenbaum
                                          Chief Executive Officer



                                    Date:  8/14/98
                                          --------------------------------------