Form 10-Q
period 1998-09-30
REAL ESTATE ASSOCIATES LTD III
filed 1998-11-20
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1998

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


PART I.  FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Balance Sheets, September 30, 1998 and December 31, 1997.................   1

                      Statements of Operations,
                              Nine and Three Months Ended September 30, 1998 and 1997 .........   2

                      Statement of Partners' Equity (Deficiency),
                              Nine months Ended September 30, 1998 ............................   3

                      Statements of Cash Flows,
                              Nine Months Ended September 30, 1998 and 1997 ...................   4

                      Notes to Financial Statements ...........................................   5

             Item 2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations .............................  11

PART II.  OTHER INFORMATION

             Item 1.    Legal Proceedings......................................................  14

             Item 6.    Exhibits and Reports on Form 8-K.......................................  14

             Signatures .......................................................................  15

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                                  1998               1997
                                                              ------------       ------------
                                                               (Unaudited)
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                  $  1,360,332       $  1,249,422

CASH AND CASH EQUIVALENTS (Note 1)                              11,563,458         10,575,810

OTHER ASSETS                                                       225,181            135,000
                                                              ------------       ------------
          TOTAL ASSETS                                        $ 13,148,971       $ 11,960,232
                                                              ============       ============

                         LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Notes payable (Notes 3 and 6)                            $  1,510,000       $  1,510,000
     Interest payable (Notes 3 and 6)                              400,485            414,277
     Accounts payable                                              118,888            110,193
                                                              ------------       ------------
                                                                 2,029,373          2,034,470
                                                              ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                               (87,780)           (99,718)
    Limited partners                                            11,207,378         10,025,480
                                                              ------------       ------------
                                                                11,119,598          9,925,762
                                                              ------------       ------------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                        $ 13,148,971       $ 11,960,232
                                                              ============       ============

     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                           Nine months        Three months       Nine months        Three months
                                                              ended              ended              ended               ended
                                                          Sept. 30, 1998     Sept. 30, 1998     Sept. 30, 1997     Sept. 30, 1997
                                                          --------------     --------------     --------------     --------------
INTEREST AND OTHER INCOME                                   $   374,894        $   124,714        $   351,310        $   125,491
                                                            -----------        -----------        -----------        -----------
OPERATING EXPENSES:
           Legal and accounting                                 179,153             43,550            130,797             50,267
           Management fees - general partner (Note 4)           341,100            113,700            341,100            113,700
           Interest (Note 3)                                    113,250             37,750            113,250             37,750
           Administrative  (Notes 2 and 4)                      472,701            173,602             69,477             25,537
                                                            -----------        -----------        -----------        -----------
                Total operating expenses                      1,106,204            368,602            654,624            227,254
                                                            -----------        -----------        -----------        -----------
LOSS FROM OPERATIONS                                           (731,310)          (243,888)          (303,314)          (101,763)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                         1,733,146          1,083,961          1,072,912

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                                           192,000             64,000            192,000             64,000
                                                            -----------        -----------        -----------        -----------
NET INCOME (LOSS)                                           $ 1,193,836        $   904,073        $   961,598        $   (37,763)
                                                            ===========        ===========        ===========        ===========
NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                      $       104        $         5        $        84        $        (3)
                                                            ===========        ===========        ===========        ===========

    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

                                            General          Limited
                                            Partners         Partners            Total
                                            --------        -----------       -----------
PARTNERSHIP INTERESTS                                            11,456
                                                            ===========
EQUITY (DEFICIENCY),
       January 1, 1998                      $(99,718)       $10,025,480       $ 9,925,762

       Net income for the nine months
       ended September 30, 1998               11,938          1,181,898         1,193,836
                                            --------        -----------       -----------
EQUITY (DEFICIENCY),
       September 30, 1998                   $(87,780)       $11,207,378       $11,119,598
                                            ========        ===========       ===========

    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                         1998               1997
                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                    $  1,193,836       $    961,598
       Adjustments to reconcile net income to net cash
         provided by operating activities:
         Equity in income of limited partnerships and
         amortization of acquisition costs                               (192,000)          (192,000)
       Increase in other assets                                           (90,181)                --
       (Decrease) increase in interest and other payables                  (5,096)            60,129
                                                                     ------------       ------------
         Net cash provided by operating activities                        906,559            829,727
                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distribution from limited partnership
         recognized as a return of investment                              81,089             41,228
                                                                     ------------       ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 987,648            870,955

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         10,575,810          9,734,531
                                                                     ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 11,563,458       $ 10,605,486
                                                                     ============       ============
SUPPLEMENTAL DISCLOSURE OF
       CASH FLOW INFORMATION:
         Cash paid during the period for interest                    $    127,042       $     91,395
                                                                     ============       ============

     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1998

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

                               SEPTEMBER 30, 1998


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

         The following is a summary of the investment in limited partnerships for the nine months ended September 30, 1998:

         Balance, beginning of period                             $1,249,421
         Distribution recognized as return of capital                (81,089)
         Amortization of acquisitions costs                          (40,500)
         Equity in income of limited partnerships                    232,500
                                                                  ----------
         Balance, end of period                                   $1,360,332
                                                                  ==========

         The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:

                              Nine months          Three months          Nine months         Three months
                                 ended                ended                ended                 ended
                             Sept. 30, 1998       Sept. 30, 1998        Sept. 30,1997        Sept. 30, 1997
                             --------------       --------------        -------------        --------------
REVENUES
     Rental and other         $ 17,379,000         $  5,793,000         $ 16,791,000          $  5,597,000
                              ------------         ------------         ------------          ------------

EXPENSES
     Depreciation                2,754,000              918,000            2,817,000               939,000
     Interest                    5,196,000            1,732,000            5,271,000             1,757,000
     Operating                   9,039,000            3,013,000            9,327,000             3,109,000
                              ------------         ------------         ------------          ------------
                                16,989,000            5,663,000           17,415,000             5,805,000
                              ------------         ------------         ------------          ------------

NET (LOSS) INCOME             $    390,000         $    130,000         $   (624,000)         $   (208,000)
                              ============         ============         ============          ============

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998


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

    As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $651,000 through September 30, 1998 including approximately $511,000 and $56,000 for the nine months ended September 30, 1998 and 1997, respectively, which are included in general and administrative expenses.

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

                               SEPTEMBER 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

    A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

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

NOTE 4 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

    Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the nine months ended September 30, 1998 and 1997 was approximately $341,100.

    The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $26,400 and $24,400 for the nine months ended September 30, 1998 and 1997, respectively, and is included in administrative expenses.

NOTE 5 - CONTINGENCIES

    On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998


NOTE 5 - CONTINGENCIES (CONTINUED)

    sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

                               SEPTEMBER 30, 1998


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

                               SEPTEMBER 30, 1998


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

    As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $651,000 through September 30, 1998 including approximately $511,000 and $56,000 for the nine months ended September 30, 1998 and 1997, respectively, which are included in general and administrative expenses.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    RESULTS OF OPERATIONS (CONTINUED)

    A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

    The corporate general partner is involved in various lawsuits. None of these are related to REAL III.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A report 8-K relating to an unsolicited offer to buy units of limited partnership interests (the "Units"), as discussed below, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

    On June 26, 1998, Bond Purchase, L.L.C. (the "Buyer") made an unsolicited tender offer to buy a certain number of Units in the Partnership for a price of $312 per Unit. The Buyer did not contact the Corporate General Partner prior to commencing its tender offer. By letter dated July 15, 1998, the Corporate General Partner advised limited partners that it had determined not to take a position with respect to the tender offer but cautioned limited partners to consider certain items before determining whether to tender their Units to the Buyer. A copy of the letter from the Buyer is attached as an Exhibit to this form 10-Q.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998

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

                                   REAL ESTATE ASSOCIATES LIMITED III
                                   (a California limited partnership)

                                   By:   National Partnership Investments Corp.
                                         General Partner

                                         /s/ PAUL PATIERNO
                                         ---------------------------------------
                                         Paul Patierno
                                         Chief Financial Officer

                                   Date:
                                         ---------------------------------------

                                         /s/  CHARLES H. BOXENBAUM
                                         ---------------------------------------
                                         Charles H. Boxenbaum
                                         Chief Executive Officer

                                   Date:
                                         ---------------------------------------

BOND PURCHASE L.L.C.
P.O. Box 26730
Kansas City, MO 64196

June 26, 1998

To the Holders of Limited Partnership Interests in Real Estate Associates Limited III.

RE: OFFER TO PURCHASE LIMITED PARTNERSHIP INTERESTS FOR $312.00

Dear Investor:

     We are offering you an opportunity to sell your limited partnership interests (the "Units") in Real Estate Associates Limited III (the "Partnership") for cash in the amount of $312.00 per Unit (which amount will be reduced by any cash distributions declared by the Partnership after the date of this letter). Our offer provides you with an opportunity to sell your Units now without the costly transfer fees and commission costs (typically up to 10%) usually paid by the seller in secondary market sales. ALL TRANSFER COSTS AND FEES WILL BE PAID BY BOND PURCHASE, L.L.C.

     We believe that it is appropriate for investors to have financial choices. Our offer gives you, the investor, the ability to make a decision about your continued involvement with the Partnership. You may no longer wish to continue with your investment in the Partnership for a number of reasons, including:

     * NO FURTHER IRS FILING.

     * HIGHEST OFFER - This offer is higher than the last reported trade of $304 (October 1, 1997 to December 31, 1997) in the secondary market.

     * If you sell your units, 1998 will be the fiscal year for which you receive a K-1 tax form from the partnership.

     * You may be able to realize a tax loss that would reduce your taxes for 1998.

     * The Partnership was closed seventeen years ago in 1981. Your money has been tied up for this long period with minimal return.

     * More immediate use for the cash tied up in your investment in the Units.

     * The absence of a formal trading market for the Units and their resulting relative illiquidity.

     * The lack of any current cash distributions.

     * General disenchantment with real estate investments, particularly long-term investments in limited partnerships;

     Our offer is limited to 570 of the 11,456 outstanding Units. If we were to acquire more than this amount, the administrative costs of our offer would become burdensome.

     We will accept for purchase properly documented Units on a "first-received, first-buy" basis. You will be paid promptly following confirmation of a valid, properly executed Agreement of Transfer and other required transfer documents. We will pay for all Partnership transfer fees and costs. All tenders of Units will be irrevocable and may not be rescinded or withdrawn.

     We are real estate investors who are not affiliated with the Partnership or the General Partners. The General Partners of the Partnership have not analyzed, approved, endorsed or made any recommendation as to acceptance of the offer. The purchase offer has been determined solely at the discretion of Bond Purchase, L.L.C. and does not necessarily represent the true market value of each unit. We are seeking to acquire Units for investment purposes only and not with a view to their resale.

     An Agreement of Transfer is enclosed which you can use to accept our offer. Please execute page 3 of this document, as well as the Power of Attorney. Obtain all other required signatures and return the documentation in the enclosed envelope. Please note that all signatures must be medallion guaranteed. The transfer cannot be processed without signatures that are medallion guaranteed and failure to obtain them will result in needless delays. In addition, place your Unit Certificate in the enclosed envelope. We encourage you to act immediately if you are interested in accepted or offer as only 570 Units will be purchased.

     OUR OFFER WILL EXPIRE AT 5:00 PM ON JULY 31, 1998, UNLESS EXTENDED.

     Please call John Katzer at (816) 421-4670 if you have any questions.

Sincerely,

Bond Purchase, L.L.C.