Form 10-K405
period 1998-12-31
REAL ESTATE ASSOCIATES LTD III
filed 1999-04-14
CIK 318986

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1998

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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

REAL III holds limited partnership interests in 11 local limited partnerships as of December 31, 1998, and a general partner interest in Real Estate Associates ("REA") which in turn holds limited partnership interests in an additional 1 limited partnership; therefore, REAL III holds directly or indirectly through REA, investments in 12 local limited partnerships. The general partners of REA are REAL III and NAPICO. In December 1998, the Partnership sold its interest in 20 local limited partnerships to the Operating Partnership. Each of the limited partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

The partnerships in which REAL III has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL III became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL III's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the Project. Under certain circumstances of default, REAL III has the right to replace the general partner of the local limited partnerships, but otherwise does not have control of sale or refinancing, etc.

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

During 1998, the projects in which REAL III had invested were substantially rented. The following is a schedule of the status as of December 31, 1998, of the projects owned by local limited partnerships in which REAL III is a limited partner.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS AN INVESTMENT
                                DECEMBER 31, 1998

                                                Units Authorized
                                                   For Rental
                                                Assistance Under
                                                  Section 8 or
                                                   Other Rent
                                      No. of       Supplement       Units    Percentage of
Name & Location                       Units         Program       Occupied    Total Units
                                 ----------------  ----------     --------   -------------
Charlotte Lakeview, Riverview          553          114/153          529           96%
 Residential Project
 Rochester, NY

Hidden Pines Apts.                      40             40/0           37           93%
 Greenville, MI

Jenks School Apts.                      83             82/0           82           99%
 Pawtucket, RI

Lakeside Apts.                          32             0/13           31           97%
 Stuart, FL

Ramblewood Apts.                        64             0/13           58           91%
 Fort Payne, AL

Santa Maria Apts.                       86             86/0           86          100%
 San German, Puerto Rico

Sunset Grove Apts.                      22             22/0           22          100%
 Carson City, MI

Sunshine Canyon                         26             26/0           26          100%
 Stanton, MI

Village Apts.                           50             50/0           50          100%
 La Follette, TN

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS AN INVESTMENT
                          DECEMBER 31, 1998 (CONTINUED)

                                         Units Authorized
                                             For Rental
                                          Assistance Under
                                           Section 8 or
                                            Other Rent
                               No. of       Supplement        Units         Percentage
Name & Location                Units          Program        Occupied       Total Units
---------------                -----          -------        --------       -----------
Vincente Geigel                   80             80/0             80            100%
 Polanco Apts.
 Isabela, Puerto Rico

Vista De Jagueyes                 73             73/0             73            100%
 Aguas Buenas, PR

Westgate Apts.                    72            33/16             65             90%
 Albertville, AL
                               -----          -------          -----          -----

TOTALS                         1,181          797/195          1,139             96%
                               =====          =======          =====          =====

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL III holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.


ITEM 3. LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

As of December 31, 1998, REAL III's Corporate General Partner was plaintiff or defendant in several other lawsuits. None of these suits were related to REAL III.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1998 there were 1,995 registered holders of units in REAL III. One distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989. This represented the proceeds from the sale of one of the Partnership's real estate investments. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the limited partnerships. In March 1999, the Partnership made distributions of $6,881,025 to the limited partners and $69,505 to the general partners, which included using proceeds from the sale of the partnership interests.

ITEM 6.       SELECTED FINANCIAL DATA:



                                                           Year Ended December 31,
                             -----------------------------------------------------------------------------------
                                 1998              1997              1996              1995             1994
                             ------------      ------------      ------------      ------------      -----------
Loss From Operations         $   (928,096)     $   (443,767)     $   (518,472)     $   (567,421)     $ (577,031)

Gain on Sale of  Limited
   Partnership Interests          2647716                --                --                --              --

Distributions From
   Limited Partnerships
   Recognized as Income         1,508,602         1,072,912           858,869           765,514         683,491

Equity in Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs              564,059           255,652           383,682           887,919         539,729
                             ------------      ------------      ------------      ------------      ----------

Net Income                   $  3,792,281      $    884,797      $    724,079      $  1,086,012      $  646,189
                             ============      ============      ============      ============      ==========

Net Income per Limited
   Partnership Interest      $        331      $         77      $         63      $         95      $       56
                             ============      ============      ============      ============      ==========

Total assets                 $ 14,026,790      $ 11,960,231      $ 10,933,018      $ 10,185,039      $9,095,839
                             ============      ============      ============      ============      ==========

Investments in Limited
   Partnerships              $    744,457      $  1,249,421      $  1,063,487      $    930,576      $  690,570
                             ============      ============      ============      ============      ==========

Notes Payable                $         --      $  1,510,000      $  1,510,000      $  1,510,000      $1,510,000
                             ============      ============      ============      ============      ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market investments and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership made a cash distribution to investors in March 1999, primarily using proceeds from the disposition of its investments in certain limited partnerships.

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

At December 31, 1998, the Partnership has investments in 12 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 20 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 75% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 1998, the Partnership has a positive investment balance in only one local limited partnerships.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income (losses) from the 32 local limited partnerships that were allocated to the Partnership were $99,000, $55,000 and $(453,000) for the years ended December 31, 1998, 1997 and 1996, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in income of limited partnerships of $564,059, $255,652 and $383,682 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in recognized equity in income of limited partnerships for 1998, 1997 and 1996 is $225,000, $0 and $174,000,
respectively, is income from partnerships in which the Partnership does not have a positive investment balance, but it was able to recognize this income because it received cash distributions from these partnerships equal to these amounts. The balance of the income recognized is from the partnerships with positive investment balances. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $15,741,000 and $20,770,000 as of December 31, 1998 and 1997, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $1,508,602, $1,072,912 and $858,869 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1998, 1997 and 1996, the Partnership has cash and cash equivalents of $11,331,803, $10,575,810 and $9,734,531, respectively.
Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. Interest income has been increasing as a result of increasing cash and cash equivalent balances. In addition, as a result of changing financial institutions in 1997 where the cash and cash equivalents are on deposit, the interest rate earned on such deposits in 1998 and 1997 was significantly greater than in prior years. This resulted in the Partnership earning $494,000, $478,000 and $302,000 in interest income for the years ended December 31, 1998, 1997 and 1996, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Since the invested assets did not change until the end of the three year period ended December 31, 1998, management fees have remained constant at $454,800 for each of these years.

Until the sale of the partnership interests on December 30, 1998, the Partnership was obligated on non-recourse notes payable of $1,510,000 which bore interest at 10 percent per annum and had principal maturities ranging from June 2020 to March 2024. The notes and related interest were payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations were collateralized by the Partnership's investments in the limited partnerships. Unpaid interest was due at maturity of the notes. Because no payments were made on these notes through the sale of the limited partnership interests, interest expense remained constant at $151,000 for each of the three years in the period ended December 31, 1998. The Partnership was relieved of these notes and related accrued interest in connection with the sale of the partnership interests.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re- engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $627,059 and $140,915 for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships, with a total carrying value of $988,570, to the Operating Partnership. The sale resulted in proceeds to the Partnership of $1,950,530 and a net gain of $2,647,716, after being relieved of notes and interest payable of $1,947,962 and incurring selling costs of $262,206. The cash proceeds were held in escrow at December 31, 1998 and received subsequent to year-end. In March 1999, the Partnership made cash distributions of $6,881,025 to the limited partners and $69,505 to the general partners, which included using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (iii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for the three years presented. Legal and accounting fees were $83,573, $76,993 and $150,156 for the years ended December 31, 1998, 1997 and 1997, respectively. Administrative expenses were $732,245, $238,598 and $64,982 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $35,231, $35,227 and $32,176 for the years ended December 31, 1998, 1997 and 1996, respectively. Also included in administrative expenses for 1998 and 1997 is $627,059 and $140,915, respectively, related to the aforementioned third party review of the properties owned by the local partnerships.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1998, 1997 and 1996. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 32 local partnerships has remained fairly constant, and was $22,480,000, $23,173,000 and $22,387,000 for the years ended December 31,
1998, 1997 and 1996, respectively. Revenues were higher in 1997 as compared to 1998 and 1996 primarily as a result of retroactive Housing Assistance Payments of $669,000 received by five local partnerships pursuant to the terms of a settlement agreement with HUD.

Total expenses for the 32 local partnerships remained fairly consistent, and were $22,380,000, $22,652,000 and $23,222,000 for the years ended December 31,
1998, 1997 and 1996, respectively. Expenses were greater in 1996 than in 1997 and 1998 primarily as a result of bad debt of $454,000 charged to expense in 1996 related to loans receivable from an unrelated general partner of two local partnerships.

The total net income (loss) for the 32 local partnerships for 1998, 1997 and 1996 aggregated $101,000, $59,000 and $(835,000), respectively. The income (losses) allocated to the Partnership were $99,000, $55,000 and $(453,000) for 1998, 1997 and 1996, respectively.

The Partnership, as a Limited Partner in the local limited partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited III
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited III (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 5 percent and 4 percent of total assets as of December 31, 1998 and 1997, respectively, and the equity in income of these limited partnerships represents 11 percent, 19 percent and 23 percent of the total net income of the Partnership for the years ended December 31, 1998, 1997 and 1996, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1999

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

                           D'AMBRA & ASSOCIATES, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS
                            ELEVEN VANDERBILT AVENUE
                               NORWOOD, MA 02062

PHONE (781) 551-0070                                          FAX (781) 551-3424

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
300 Broadway Associates
(a Limited Partnership)

We have audited the accompanying balance sheet of 300 Broadway Associates (a Limited Partnership), HUD Project No. RI-43-H023-110, as of December 31, 1998, and the related statements of income, partners' equity (deficiency) and cash flow for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 300 Broadway Associates (a Limited Partnership) as of December 31, 1998, and the results of its operations, the changes in partners' equity (deficiency) and its cash flow for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 5, 1999, on our consideration of 300 Broadway Associates' internal control and reports dated February 5, 1999 on its compliance with specific requirements applicable to major HUD program and specific requirements applicable to Fair Housing and Non-discrimination.


/s/ D'AMBRA & ASSOCIATES

Norwood, Massachusetts
February 5, 1999

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


/s/ D'AMBRA & ASSOCIATES

Norwood, Massachusetts
January 23, 1997

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS


                                                         1998                 1997
                                                     ------------         ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $    744,457         $  1,249,421

CASH AND CASH EQUIVALENTS (Note 1)                     11,331,803           10,575,810

CASH DUE FROM ESCROW (Note 2)                           1,950,530                   --

OTHER ASSETS                                                   --              135,000
                                                     ------------         ------------

          TOTAL ASSETS                               $ 14,026,790         $ 11,960,231
                                                     ============         ============


                           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Notes payable (Notes 3 and 7)                   $         --         $  1,510,000
     Interest payable (Notes 3 and 7)                          --              414,277
     Accounts payable                                     308,747              110,192
                                                     ------------         ------------

                                                          308,747            2,034,469
                                                     ------------         ------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                      (61,795)             (99,718)
    Limited partners                                   13,779,838           10,025,480
                                                     ------------         ------------

                                                       13,718,043            9,925,762
                                                     ------------         ------------
           TOTAL LIABILITIES AND PARTNERS' EQUITY    $ 14,026,790         $ 11,960,231
                                                     ============         ============


    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                          1998             1997             1996
                                                      -----------      -----------      -----------
INTEREST AND OTHER INCOME                             $   493,522      $   477,624      $   302,466
                                                      -----------      -----------      -----------

OPERATING EXPENSES:
       Legal and accounting                                83,573           76,993          150,156
       Management fees - general partner (Note 4)         454,800          454,800          454,800
       Interest (Note 3)                                  151,000          151,000          151,000
       Administrative  (Note 4)                           732,245          238,598           64,982
                                                      -----------      -----------      -----------

            Total operating expenses                    1,421,618          921,391          820,938
                                                      -----------      -----------      -----------

LOSS FROM OPERATIONS                                     (928,096)        (443,767)        (518,472)

GAIN ON SALE OF LIMITED PARTNERSHIP
      INTERESTS (Note 2)                                2,647,716               --               --

DISTRIBUTIONS FROM LIMITED PARTNERSHIPS
      RECOGNIZED AS INCOME (Note 2)                     1,508,602        1,072,912          858,869

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION OF
      ACQUISITION COSTS (Note 2)                          564,059          255,652          383,682
                                                      -----------      -----------      -----------

NET INCOME                                            $ 3,792,281      $   884,797      $   724,079
                                                      ===========      ===========      ===========

NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                $       331      $        77      $        63
                                                      ===========      ===========      ===========


    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                              General          Limited
                              Partners         Partners          Total
                             -----------      -----------     -----------
EQUITY (DEFICIENCY),
     January 1, 1996         $  (115,807)     $ 8,432,693     $ 8,316,886

     Net income for 1996           7,241          716,838         724,079
                             -----------      -----------     -----------

EQUITY (DEFICIENCY),
     December 31, 1996          (108,566)       9,149,531       9,040,965

     Net income for 1997           8,848          875,949         884,797
                             -----------      -----------     -----------

EQUITY (DEFICIENCY),
     December 31, 1997           (99,718)      10,025,480       9,925,762

     Net income for 1998          37,923        3,754,358       3,792,281
                             -----------      -----------     -----------

EQUITY (DEFICIENCY),
     December 31, 1998       $   (61,795)     $13,779,838     $13,718,043
                             ===========      ===========     ===========


The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                            1998              1997              1996
                                                                        ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                        $  3,792,281      $    884,797      $    724,079
      Adjustments to reconcile net income to net cash
        provided by operating activities:
          Gain on sale of partnership interests                           (2,647,716)
          Equity in income of limited partnerships and
              amortization of acquisition costs                             (564,059)         (255,652)         (383,682)
          Decrease (increase) in other assets                                135,000                --           (34,500)
          Increase accrued interest payable                                   23,685                --                --
          Increase in accounts payables                                      198,555           142,416            23,900
                                                                        ------------      ------------      ------------

               Net cash provided by operating activities                     937,746           771,561           329,797
                                                                        ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs related to sale of partnership interests                        (262,206)
      Distribution from limited partnerships
           recognized as return of capital                                   305,634            69,718           255,471
      Capital contributions and advances
           to limited partnerships                                          (225,181)               --            (4,700)
      Decrease in short term investments                                          --                --           125,000
                                                                        ------------      ------------      ------------

                Net cash (used in) provided by investing activities         (181,753)           69,718           375,771
                                                                        ------------      ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    755,993           841,279           705,568

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              10,575,810         9,734,531         9,028,963
                                                                        ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $ 11,331,803      $ 10,575,810      $  9,734,531
                                                                        ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the year for interest                         $    127,315      $    111,326      $    121,159
                                                                        ============      ============      ============

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
             See Note 2 to financial statements regarding notes and interest payable

    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

        Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan
        I. Casden, purchased a 95.25% economic interest in NAPICO. The business of REAL III is conducted primarily by NAPICO.

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

        On December 30, 1998, the Partnership sold its interests in 20 local limited partnerships for $1,950,530 to the Operating Partnership.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.      INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 12 limited partnerships as of December 31, 1998, after selling its interest in 20 limited partnerships. The limited partnerships owned as of December 31, 1998, residential low income rental projects consisting of 1,181 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The Partnership, as a limited partner, is entitled to between 75 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA. REA holds a 99 percent interest in the limited partnerships in which it has invested.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $15,741,000 and $20,770,000 as of December 31, 1998 and 1997, respectively.

        Distributions from limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.

        The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                       1998             1997
                                                                   -----------      -----------
        Investment balance, beginning of year                      $ 1,249,421      $ 1,063,487
        Capital contributions                                          225,181               --
        Equity in income of limited partnerships                       570,032          261,625
        Investment in limited partnerships sold                       (988,570)              --
        Amortization of capitalized acquisition costs and fees          (5,973)          (5,973)
        Cash distributions recognized as return of capital            (305,634)         (69,718)
                                                                   -----------      -----------

        Investment balance, end of year                            $   744,457      $ 1,249,421
                                                                   ===========      ===========

        The difference between the investment in the accompanying balance sheets at December 31, 1998 and 1997, and the deficiency per the limited partnerships' combined financial statements is due primarily to the cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

        Selected financial information from the combined financial statements at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                 Balance Sheets

                                                                   1998          1997
                                                                 --------      --------
                                                                     (in thousands)
        Land and buildings, net                                  $ 13,709      $ 52,667
                                                                 ========      ========

        Total assets                                             $ 16,672      $ 65,203
                                                                 ========      ========

        Mortgages payable                                        $ 30,089      $ 88,765
                                                                 ========      ========

        Total liabilities                                        $ 32,270      $ 93,510
                                                                 ========      ========

        Deficiency of Real Estate Associates Limited III         $(15,950)     $(28,535)
                                                                 ========      ========

        Equity of other partners                                 $    352      $    229
                                                                 ========      ========


                            Statements of Operations

                                                             1998         1997         1996
                                                           --------     --------     --------
                                                                     (in thousands)
        Total revenue                                      $ 22,480     $ 23,173     $ 22,387
                                                           ========     ========     ========

        Interest expense                                   $  6,564     $  6,929     $  7,032
                                                           ========     ========     ========

        Depreciation                                       $  3,617     $  3,674     $  3,757
                                                           ========     ========     ========

        Total expenses                                     $ 22,380     $ 23,114     $ 23,222
                                                           ========     ========     ========

        Net income (loss)                                  $    101     $     59     $   (835)
                                                           ========     ========     ========

        Net income (loss) allocable to the Partnership     $     99     $     55     $   (453)
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

        Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in one of the limited partnerships included above, and another affiliate received property management fees of 5 percent of its revenue. The affiliate received property management fees of $16,128, $17,408 and $16,128 in 1998, 1997 and 1996, respectively.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following sets forth the significant data for this partnership, reflected in the accompanying financial statements using the equity method of accounting:

                                                 1998         1997         1996
                                                 ----      -------      -------
                                                        (in thousands)
        Total assets                             $ --      $   944
                                                 ====      =======

        Total liabilities                        $ --      $ 1,785
                                                 ====      =======

        Deficiency of Real Estate Associates
          Limited III                            $ --      $  (963)
                                                 ====      =======

        Equity of other partners                 $ --      $   122
                                                 ====      =======

        Total revenues                           $329      $   335      $   366
                                                 ====      =======      =======

        Net loss                                 $(95)     $   (87)     $   (47)
                                                 ====      =======      =======

        The local partnership was sold to the Operating Partnership on December 30, 1998.

        Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

        When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $627,059 and $140,915 for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

        On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships, with a total carrying value of $988,570, to the Operating Partnership. The sale resulted in proceeds to the Partnership of $1,950,530 and a net gain of $2,647,716, after being relieved of notes and interest payable of $1,947,962 and incurring selling costs of $262,206. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $6,881,025 to the limited partners and $69,505 to the general partners, which included using proceeds from the sale of the partnership interests.

        The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (iii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

        In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


3.      NOTES PAYABLE

        Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership was obligated on non-recourse notes payable of $1,510,000, bearing interest at 10 percent, to the sellers of the partnership interests. These notes were payable by the Partnership through REA, and had principal maturity dates in June 2020 and March 2024 or upon the sale or refinancing of the underlying partnership properties. These notes and the related interest were collateralized by REA's investment in the respective limited partnerships and were payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

        The Partnership was relieved of these notes and related accrued interest in connection with the sale of the partnership interests.

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

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $35,231, $35,227 and $32,176 in 1998, 1997
        and 1996, respectively, and is included in administrative expenses.

5.      CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

5.      CONTINGENCIES (CONTINUED)

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

8.      FOURTH QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $372,059, between the estimated nine-month equity in income and the actual total for 1998 equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                    Year Ended December 31, 1998
                                   ------------------------------------------------------------------------------------------------
                                                                         Cash            Equity
                                     Balance                            Distri-            in                            Balance
                                    January 1         Capital           butions          Income            Gain          December
Limited Partnerships                  1998         Contributions       Received          (Loss)          on Sale         31, 1998
--------------------               -----------     -------------       ---------         --------        ----------     ----------
Bowin Place *                        $683,280         $                 $(39,861)         $154,970        $(798,389)       $     --
Casa de las Hermanitas *
Charlotte
Creekview Apartments *
Foothill Gardens *
Frazier Park Apartments *
Gary Manor *
Grandview Homes *
Hidden Pines Apartments
Highlawn Place *                                                         (175,156)         175,156                               --
Jenks School Apartments               566,141                             (41,229)         219,545                          744,457
Kern Villa *
Lakeside Apartments
New Baltimore Towers *                                                    (23,749)          23,749                               --
Panorama Park Apartments *                                                (25,639)          25,639                               --
Ramblewood Apartments                                   35,000                             (35,000)                              --
Santa Maria Apartments
Senior Chateau *
Sheraton Towers *
South Bay Villa *
Sunset Grove Apartments
Sunshine Canyon Apartments
Tujunga Gardens *
Twenty-Nine Palms Apartments *
Vicente Geigel Polanco Apts.
Village Apartments
Village Apartments (Kaufman) *
Village Grove Apartments *                             190,181                                             (190,181)             --
Vista De Jagueyes
Westgate Apartments
Wilderness Trail Manor *
Wilkes Towers *
                                   ----------      -----------         ----------         --------        ---------      ----------
                                   $1,249,421      $   225,181         $ (305,634)        $564,059        $(988,570)     $  744,457
                                   ==========      ===========         ==========         ========        =========      ==========

* Sold to the Operating Partnership in 1998

                                                                        SCHEDULE
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                        Year Ended December 31, 1997
                                              ----------------------------------------------------------------------------------
                                                                                      Cash            Equity
                                                Balance                              Distri-            in            Balance
                                               January 1,          Capital           butions          Income          December
Limited Partnerships                              1997          Contributions       Received          (Loss)          31, 1997
--------------------                          -----------       -------------    ------------        ---------       ----------

Bowin Place                                   $  596,966      $                   $  (28,489)        $ 114,803       $ 683,280
Casa de las Hermanitas
Charlotte
Creekview Apartments
Foothill Gardens
Frazier Park Apartments
Gary Manor
Grandview Homes
Hidden Pines Apartments
Highlawn Place
Jenks School Apartments                          466,521                             (41,229)          140,849         566,141
Kern Villa
Lakeside Apartments
New Baltimore Towers
Panorama Park Apartments
Ramblewood Apartments
Santa Maria Apartments
Senior Chateau
Sheraton Towers
South Bay Villa
Sunset Grove Apartments
Sunshine Canyon Apartments
Tujunga Gardens
Twenty-Nine Palms Apartments
Vicente Geigel Polanco Apts.
Village Apartments
Village Apartments (Kaufman)
Village Grove Apartments
Vista De Jagueyes
Westgate Apartments
Wilderness Trail Manor
Wilkes Towers
                                              ----------      -----------         ----------         --------        ----------
                                              $1,063,487      $        --         $  (69,718)        $255,652        $1,249,421
                                              ==========      ===========         ==========         ========        ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)
                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         Year Ended December 31, 1996
                                              ---------------------------------------------------------------------------------
                                                                                     Cash            Equity
                                                Balance                             Distri-            in            Balance
                                                January           Capital           butions          Income          December
Limited Partnerships                            1, 1996        Contributions       Received          (Loss)          31, 1996
--------------------
                                              -------------   ----------------    ------------    -------------    ------------
Bowin Place                                   $  519,960      $                   $  (39,860)        $116,865        $  596,965
Casa de las Hermanitas                            21,171                                              (21,171)
Charlotte
Creekview Apartments
Foothill Gardens
Frazier Park Apartments
Gary Manor
Grandview Homes                                                                      (19,948)          19,948
Hidden Pines Apartments
Highlawn Place                                                                      (154,434)         154,434
Jenks School Apartments                          389,445                             (41,229)         118,306           466,522
Kern Villa
Lakeside Apartments                                                 4,700                              (4,700)
New Baltimore Towers
Panorama Park Apartments
Ramblewood Apartments
Santa Maria Apartments
Senior Chateau
Sheraton Towers
South Bay Villa
Sunset Grove Apartments
Sunshine Canyon Apartments
Tujunga Gardens
Twenty-Nine Palms Apartments
Vicente Geigel Polanco Apts.
Village Apartments
Village Apartments (Kaufman)
Village Grove Apartments
Vista De Jagueyes
Westgate Apartments
Wilderness Trail Manor
Wilkes Towers
                                              ----------      -----------         ----------         --------        ----------
                                              $  930,576      $     4,700         $ (255,471)        $383,682        $1,063,487
                                              ==========      ===========         ==========         ========        ==========

                       REAL ESTATE ASSOCIATES LIMITED III
          INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                        FROM AFFILIATES AND OTHER PERSONS
                                   YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996


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

                                                                    SCHEDULE III
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL III HAS INVESTMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


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

        3.      Investments in property and equipment:


                                                                Buildings,
                                                               Furnishings,
                                                Land           and Equipment          Total
                                            -------------      -------------      -------------
        Balance, January 1, 1996            $   8,686,203      $ 120,534,971      $ 129,221,174

        Net additions during 1996                 136,210          1,183,455          1,319,665
                                            -------------      -------------      -------------

        Balance, December 31, 1996              8,822,413        121,718,426        130,540,839

        Net additions during 1997                   5,770          1,271,089          1,276,859
                                            -------------      -------------      -------------

        Balance, December 31, 1997              8,828,183        122,989,515        131,817,698

        Sales of Properties during 1998        (6,759,930)       (71,974,330)       (78,734,260)

        Net additions during 1998                       0            655,826            655,826
                                            -------------      -------------      -------------

        Balance, December 31, 1998          $   2,068,253      $  51,671,011      $  53,739,264
                                            =============      =============      =============

                                                                    SCHEDULE III
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL III HAS INVESTMENTS
                                DECEMBER 31, 1998


                                             Buildings,
                                            Furnishings,
                                                And
                                             Equipment
                                            ------------
        Accumulated Depreciation:

        Balance, January 1, 1996            $ 71,767,075

        Net additions during 1996              3,766,356
                                            ------------

        Balance, December 31, 1996            75,533,431

        Net additions during 1997              3,617,652
                                            ------------

        Balance, December 31, 1997            79,151,083

        Sales of Properties during 1998      (50,235,484)

        Net additions during 1998              3,576,549
                                            ------------

        Balance, December 31, 1998          $ 32,492,148
                                            ============

                                                                    SCHEDULE III
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL III HAS INVESTMENTS
                                DECEMBER 31, 1998



                                                                  Buildings, Furnishings
                                                                  & Equipment - Initial
                                                                   Cost to Partnership
                                 Number  Outstanding                and Amount Carried
                                   of      Mortgage                     at Close of                  Accumulated     Construction
Partnership/Location              Units      Loan           Land          Period          Total      Depreciation       Period
--------------------             ------   -----------    -----------   -------------   -----------   ------------    ------------
Charlottle Lakeview                553    $12,361,774    $   551,500    $19,076,363    $19,627,863    $15,385,661           (A)
  Rochester, NY
Hidden Pines Apartments             40      1,369,491         43,954      1,648,093      1,692,047      1,638,825         1981
  Greenville, Michigan
Jenks School Apartments             83      2,107,769         96,740      3,662,298      3,759,038      1,955,946    1981-1982
  Pawtucket, Rhode Island
Lakeside Apartments                 32        893,113         72,336      1,018,475      1,090,811        791,477    1980-1981
  Stuart, Florida
Ramblewood Apartments               64      1,479,856         53,267      2,075,176      2,128,443      1,062,067    1980-1981
  Fort Payne, Alabama
Santa Maria Apartments              86      2,799,700         86,106      3,384,242      3,470,348      2,085,935    1981-1982
  San German, Puerto Rico
Sunset Groove Apartments            22        655,401         19,432        815,429        834,861        792,869    1981-1982
  Carson City, Michigan
Sunshine Canyon Apartments          26        836,541         20,262        999,551      1,019,813        974,780    1981-1982
  Stanton, Michigan
Village Apartments                  50      1,435,165         65,245      1,746,180      1,811,425      1,224,423    1981-1982
  La Follette, Tennessee
Vicente Geigel Polanco Apts         80      2,565,944        107,685      2,978,537      3,086,222      1,810,186    1981-1982
  Issabela, Puerto Rico
Vista De Jagueyes                   73      2,556,515        102,554      3,281,328      3,383,882      2,135,904    1981-1982
  Aguas Buenas, Puerto Rico
Westgate Apartments                 72      1,027,917         80,000      1,482,979      1,562,979        782,017    1980-1981
  Albertville, Alabama
Additional basis of real estate
due to REAL III's capital
contribution to investee limited
partnership                                                   84,671      2,649,036      2,733,707      1,852,058
                                 -----    -----------    -----------    -----------    -----------    -----------
TOTAL                            1,181    $30,089,186    $ 1,383,752    $44,817,687    $46,201,439     32,492,148
                                 =====    ===========    ===========    ===========    ===========    ===========


(A) This project was completed when REAL III entered the local partnership.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED III (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 69, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 47, President and a director of NAPICO.

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

ALAN I. CASDEN, 53, Chairman of Casden Properties Inc. and The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Company. He also became the Chairman of the Board of Casden Properties Inc. in 1998. Previously, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm. Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

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

HENRY C. CASDEN, 55, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. He also became the President of Casden Properties Inc. in 1998. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

PAUL PATIERNO, 42, Chief Financial Officer.

Mr. Patierno joined NAPICO in 1998 and is responsible for its financial affairs, as well as the limited partnerships sponsored by it. From 1995 until joining NAPICO in September 1998, Mr. Patierno was a senior manager in the affordable housing group of Altschuler, Melvoin and Glasser LLP, a national public accounting firm. From 1990 to 1995, he practiced public accounting with a firm specializing in real estate syndication. Mr. Patierno received his bachelor of science degree in accounting from California State University at Northridge, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

PATRICIA W. TOY, 69, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 38, Executive Vice President, General Counsel and Assistant Secretary.

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

(b)     At December 31, 1998, security ownership of management is as listed:

                                                                Amount and        Percentage of
                                                                 Nature of         Outstanding
                                          Name of               Beneficial           Limited
Title of Class                       Beneficial Owner              Owner        Partner Interests
--------------                   -------------------------      ----------      -----------------
Limited Partnership Interest     Coast Housing Investments
                                 Associates  (CHIA)
                                 9090 Wilshire Blvd., #201
                                 Beverly Hills, CA 90211           30,000                 *

Limited Partnership Interest     Charles H. Boxenbaum
                                 780 Latimer Road
                                 Santa Monica, CA 90402            17,500                 *

Limited Partnership Interest     Bruce E. Nelson
                                 7036 Grasswood Avenue
                                 Malibu, CA 90265                   5,000                 *

* Cumulative Limited Partnership interests owned by corporate officers or the general partner is less than 1% interest of total outstanding Limited Partnership interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $454,800 for each of the three years in the period ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $35,231, $35,227 and $32,176 in 1998, 1997 and 1996, respectively, and is included in operating expenses.

Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in one of the limited partnerships in which the Partnership has an investment, and another affiliate received property management fees of approximately 5 percent of its revenue. The affiliate received property management fees of $16,128, $17,408 and $16,128 in 1998, 1997 and 1996, respectively.

On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships, with a carrying value of $988,570, to the Operating Partnership. The sale resulted in net proceeds to the Partnership of $1,950,530 and a net gain of $2,647,716, after being relieved of notes and interest payable of $1,947,962 and incurring selling cost of $262,206. In March 1999, the Partnership made cash distributions of $6,881,025 to the limited partners and $69,505 to the general partners, which included using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1998 and 1997.

Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1998, 1997 and 1996.


Statements of Cash Flow for the years ended December 31, 1998, 1997 and 1996.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED III, REAL ESTATE ASSOCIATES AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED III AND REAL ESTATE ASSOCIATES HAVE INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1998, 1997 and
1996.

Schedule III - Real estate and accumulated depreciation, December 31, 1998.

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

REPORTS ON FORM 8-K

        A report on Form 8-K relating to an unsolicited offer to buy units of limited partnership interests (the "Units"), as discussed below, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

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


REAL ESTATE ASSOCIATES LIMITED III

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          General Partner


/s/ CHARLES H. BOXENBAUM
-----------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
-----------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
-----------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
-----------------------------------
Henry C. Casden
Director


/s/ PAUL PATIERNO
-----------------------------------
Paul Patierno
Chief Financial Officer