Form 10-Q
period 1999-03-31
REAL ESTATE ASSOCIATES LTD III
filed 1999-05-24
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1999

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999



PART I.  FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Balance Sheets, March 31, 1999 and December 31, 1998..........................1

                      Statements of Operations,
                              Three Months Ended March 31, 1999 and 1998 ...........................2

                      Statement of Partners' Equity (Deficiency),
                              Three Months Ended March 31, 1999 ....................................3

                      Statements of Cash Flows,
                              Three Months Ended March 31, 1999 and 1998 ...........................4

                      Notes to Financial Statements ................................................5

             Item 2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations .................................11


PART II.  OTHER INFORMATION

             Item 1.    Legal Proceedings..........................................................14

             Item 6.    Exhibits and Reports on Form 8-K...........................................14

             Signatures............................................................................15

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS



                                                                                      1999                     1998
                                                                                    (Unaudited)              (Audited)
                                                                                   ------------             ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                                       $    799,457             $    744,457

CASH AND CASH EQUIVALENTS (Note 1)                                                    5,590,938               11,331,803

CASH DUE FROM ESCROW (Note 2)                                                                --                1,950,530
                                                                                   ------------             ------------

          TOTAL ASSETS                                                             $  6,390,395             $ 14,026,790
                                                                                   ============             ============


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accounts payable                                                              $      7,493             $    308,747
                                                                                   ------------             ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                                   (135,147)                 (61,795)
    Limited partners                                                                  6,518,049               13,779,838
                                                                                   ------------             ------------

                                                                                      6,382,902               13,718,043
                                                                                   ------------             ------------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                                               $6,390,392             $ 14,026,790
                                                                                   ============             ============



     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)




                                                                      1999                 1998
                                                                   ---------             ---------
INTEREST AND OTHER INCOME                                          $  37,609             $ 124,839
                                                                   ---------             ---------

OPERATING EXPENSES:
             Legal and accounting                                     34,215                23,679
             Management fees - general partner (Note 3)               44,247               113,700
             Interest                                                                       37,750
             Administrative  (Note 3)                                 37,521               209,078
                                                                   ---------             ---------
                    Total operating expenses                         115,983               384,207
                                                                   ---------             ---------

LOSS FROM OPERATIONS                                                 (78,374)             (259,368)

COSTS RELATED TO THE SALE OF LIMITED
     PARTNERSHIP INTERESTS (Note 2)                                 (379,348)                   --


DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                                 18,112                40,458

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND
       AMORTIZATION OF ACQUISITION
       COSTS (Note 2)                                                 55,000                64,000
                                                                   ---------             ---------
NET LOSS                                                           $(384,610)            $(154,910)
                                                                   =========             =========
NET LOSS PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                             $     (34)            $     (14)
                                                                   =========             =========



     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)



                                                  General                  Limited
                                                  Partners                 Partners                  Total
                                                ------------             ------------             ------------
PARTNERSHIP INTERESTS                                                          11,456
                                                                         ============


EQUITY (DEFICIENCY),
       January 1, 1999                          $    (61,795)            $ 13,779,838             $ 13,718,043

       Distributions                                 (69,506)              (6,881,025)              (6,950,521)

       Net loss for the three months
       ended March 31, 1999                           (3,846)                (380,764)                (384,610)
                                                ------------             ------------             ------------
EQUITY (DEFICIENCY),
       March 31, 1999                           $   (135,147)            $  6,518,049             $  6,382,902
                                                ============             ============             ============




     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)



                                                                              1999                      1998
                                                                          ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                         $   (384,610)            $   (154,910)
         Adjustments to reconcile net loss to net cash used in
           operating activities:
             Equity in income of limited partnerships and
                 amortization of acquisition costs                             (55,000)                 (64,000)
             Increase in other assets                                               --                  (54,561)
             Increase in interest and other payables                          (301,257)                 146,446
                                                                          ------------             ------------

                  Net cash used in operating activities                       (740,864)                (127,025)
                                                                          ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Sales proceeds                                                      1,950,530
         Distributions to limited partners                                  (6,950,531)
                                                                          ------------             ------------
                  Net cash used in investing activities                     (5,000,001)
                                                                          ------------             ------------


NET DECREASE IN CASH AND CASH
         EQUIVALENTS                                                        (5,740,865)                (127,025)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              11,331,803               10,575,810
                                                                          ------------             ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  5,590,938             $ 10,448,785
                                                                          ============             ============




     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          GENERAL

          The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited III (the "Partnership") annual report for the year ended December 31, 1998. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

          In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and changes in cash flows for the three months then ended.

          The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 92.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                                 MARCH 31, 1999



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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

          The Partnership holds limited partnership interests in 12 limited partnerships as of March 31, 1999, after selling its interests in 20 limited partnerships in 1998. In addition, the Partnership holds a general partner interest in Real Estate Associates III ("REA"), which in term holds a limited partnership interest in one additional limited partnership. NAPICO is also a general partner in REA II. In total, therefore, the Partnership holds interests, either directly or indirectly through REA I, in 12 partnerships which owned March 31, 1999, residential low income rental projects consisting of 1,181 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

          The Partnership, as a limited partner, is entitled to between 75 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA. REA holds a 99 percent interest in the limited partnership in which it has invested.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)


          The following is a summary of the investment in limited partnerships for the three months ended March 31, 1999:

          Balance, beginning of period                                            $ 744,457
          Amortization of acquisitions costs                                         (1,000)
          Equity in income of limited partnerships                                   56,000
                                                                                  ---------
          Balance, end of period                                                  $ 799,457
                                                                                  =========

          The following are unaudited combined estimated statements of operations for the three months ended March 31, 1999 and 1998 for the limited partnerships in which the Partnership has investments:


                                          Three months             Three months
                                             ended                    ended
                                         March 31, 1999           March 31, 1998
                                         --------------           --------------
          REVENUES
               Rental and other            $ 2,056,000             $ 5,793,000
                                           -----------             -----------

          EXPENSES
               Depreciation                    408,000                 918,000
               Interest                        560,000               1,732,000
               Operating                     1,115,000               3,013,000
                                           -----------             -----------

                                             2,083,000               5,663,000

          NET (LOSS) INCOME                $   (27,000)            $   130,000
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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

          As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $767,974 through December 31, 1998.

          On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,950,000 and a net gain of $2,647,716, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $6,881,025 to the limited partners and $69,505 to the general partners, which included using proceeds from the sale of the partnership interests.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

          Casden Properties Inc. purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things,
          (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

          Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the three months ended March 31, 1999 and 1998 was approximately $44,247 and $113,700, respectively.

          The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $4,122 and $8,800 for the three months ended March 31, 1999 and 1998, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

          On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. The managing general

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999



NOTE 4 - CONTINGENCIES (CONTINUED)

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                 MARCH 31, 1999



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          LIQUIDITY AND CAPITAL RESOURCES

          The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in March 31, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          RESULTS OF OPERATIONS (CONTINUED)

          partnerships. Unpaid interest is due at maturity of the notes. The Partnership was relieved of these notes and related accrued interest in connection with the sale of the partnership interests.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          RESULTS OF OPERATIONS (CONTINUED)

          legal, valuation, structural and engineering costs, which amounted to $767,974 through December 31, 1998.

          On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,950,530 and a net gain of $2,647,716, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $6,881,025 to the limited partners and $69,505 to the general partners, which included using proceeds from the sale of the partnership interests.

          Casden Properties Inc. purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things,
          (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999



PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously

          The corporate general partner is involved in various lawsuits. None of these are related to REAL III.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


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



                                REAL ESTATE ASSOCIATES LIMITED III
                                (a California limited partnership)


                                By: National Partnership Investments Corp.
                                    General Partner


                                    /s/ BRUCE NELSON
                                    ---------------------------
                                    Bruce Nelson
                                    President


                                Date: May 20, 1999
                                      -------------------------



                                    /s/ CHARLES H. BOXENBAUM
                                    ---------------------------
                                    Charles H. Boxenbaum
                                    Chief Executive Officer



                                Date: May 20, 1999
                                      -------------------------