Form 10-Q
period 1999-06-30
REAL ESTATE ASSOCIATES LTD III
filed 1999-08-16
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1999

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheets, June 30, 1999 and December 31, 1998..................1

                Statements of Operations,
                      Six and Three Months Ended June 30, 1999 and 1998 .............2

                Statement of Partners' Equity (Deficiency),
                      Six Months Ended June 30, 1999 ................................3

                Statements of Cash Flows,
                      Six Months Ended June 30, 1999 and 1998 .......................4

                Notes to Financial Statements .......................................5

        Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ..........................11

PART II.  OTHER INFORMATION

        Item 1. Legal Proceedings...................................................14

        Item 6. Exhibits and Reports on Form 8-K....................................14

        Signatures    ..............................................................15

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                        1999
                                                     (Unaudited)               1998
                                                     ------------         ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $    854,457         $    744,457

CASH AND CASH EQUIVALENTS (Note 1)                      5,569,653           11,331,803

CASH DUE FROM ESCROW (Note 2)                                  --            1,950,530
                                                     ------------         ------------

          TOTAL ASSETS                               $  6,424,110         $ 14,026,790
                                                     ============         ============

                           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                $      1,357         $    308,747



COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                     (134,749)             (61,795)
    Limited partners                                    6,557,502           13,779,838
                                                     ------------         ------------

                                                        6,422,753           13,718,043
                                                     ------------         ------------
           TOTAL LIABILITIES AND PARTNERS'

                EQUITY                               $  6,424,110         $ 14,026,790
                                                     ============         ============



    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                               Six months      Three months       Six months       Three months
                                                                 ended             ended             ended            ended
                                                             June 30, 1999     June 30, 1999     June 30, 1998     June 30, 1998
                                                             -------------     -------------     -------------     -------------
INTEREST AND OTHER INCOME                                    $      96,974     $      59,365     $     250,180     $     125,341
                                                             -------------     -------------     -------------     -------------

OPERATING EXPENSES:
      Legal and accounting                                          78,298            44,084            61,160            37,481
      Management fees - general partner (Note 3)                    88,494            44,247           227,400           113,700
      Interest (Note 2)                                                 --                --            75,500            37,750
      Administrative  (Notes 2 and 3)                               69,257            31,735           373,542           164,464
                                                             -------------     -------------     -------------     -------------

            Total operating expenses                               236,049           120,066           737,602           353,395
                                                             -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                                              (139,075)          (60,701)         (487,422)         (228,054)

COST RELATED TO SALE OF LIMITED

      PARTNERSHIP INTEREST (Note 2)                               (379,348)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                               63,664            45,552           649,186           608,728

EQUITY IN INCOME OF LIMITED PARTNERSHIPS
      AND AMORTIZATION  OF ACQUISITION COSTS (Note 2)              110,000            55,000           128,000            64,000
                                                             -------------     -------------     -------------     -------------

NET (LOSS) INCOME                                            $    (344,759)    $      39,851     $     289,764     $     444,674
                                                             =============     =============     =============     =============

NET (LOSS) INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                          $         (30)    $           5     $          25     $          39
                                                             =============     =============     =============     =============



    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                               General             Limited
                                               Partners            Partners               Total
                                            -------------        -------------        -------------
PARTNERSHIP INTERESTS                                                   11,456
                                                                 =============

EQUITY (DEFICIENCY),
     January 1, 1999                        $     (61,795)       $  13,779,838        $  13,718,043

     Distribution for the six months
     ended June 30, 1999                          (69,506)          (6,881,025)          (6,950,531)

     Net loss for the six months
     ended June 30, 1999                           (3,448)            (341,311)            (344,759)
                                            -------------        -------------        -------------

EQUITY (DEFICIENCY),
     June 30, 1999                          $    (134,749)       $   6,557,502        $   6,422,753
                                            =============        =============        =============



    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                              1999                 1998
                                                                          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                   $   (344,759)        $    289,764
      Adjustments to reconcile net income to net cash (used in)
        provided by operating activities:
          Equity in income of limited partnerships and
              amortization of acquisition costs                               (110,000)            (128,000)
          Increase in other assets                                                  --              (90,181)
          Decrease in interest and other payables                             (307,390)             116,759
                                                                          ------------         ------------

               Net cash (used in) provided by operating activities            (762,149)             188,342

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sales proceeds                                                         1,950,530                   --

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distribution to partners                                              (6,950,531)                  --
                                                                          ------------         ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (5,762,150)             188,342

CASH AND CASH EQUIVALENTS, beginning of period                              11,331,803           10,575,810
                                                                          ------------         ------------

CASH AND CASH EQUIVALENTS, end of period                                  $  5,569,653         $ 10,764,152
                                                                          ============         ============



    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999

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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the six and three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

        Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 11,456 for the periods presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 12 limited partnerships as of June 30, 1999, after selling its interests in 20 limited partnerships in 1998. The limited partnerships as of June 30, 1999 own residential low income rental projects consisting of 1,181 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 75 percent and 99 percent of the profits and losses of the limited partnerships.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999

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

        The following is a summary of the investment in limited partnerships for the six months ended June 30, 1999:

        Balance, beginning of period                                 $ 744,457
        Amortization of acquisitions costs                              (2,000)
        Equity in income of limited partnerships                       112,000
                                                                     ---------
        Balance, end of period                                       $ 854,457
                                                                     =========

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:


                                      Six months          Three months          Six months         Three months
                                         ended                ended                ended               ended
                                     June 30, 1999        June 30, 1999        June 30,1998        June 30, 1998
                                     -------------        -------------        -------------       -------------
        REVENUES
             Rental and other        $   4,112,000        $   2,056,000        $  11,586,000       $   5,793,000
                                     -------------        -------------        -------------       -------------

        EXPENSES
             Depreciation                  816,000              408,000            1,836,000             918,000
             Interest                    1,120,000              560,000            3,464,000           1,732,000
             Operating                   2,230,000            1,115,000            6,026,000           3,013,000
                                     -------------        -------------        -------------       -------------

                                         4,166,000            2,083,000           11,326,000           5,663,000
                                     -------------        -------------        -------------       -------------

        NET (LOSS) INCOME            $     (54,000)       $     (27,000)       $     260,000       $    (130,000)
                                     =============        =============        =============       =============

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $767,974 through December 31, 1998, including $327,533 for the six months ended June 30, 1998.

        On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,950,000 and a net gain of $2,647,716, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $6,881,025 to the limited partners and $69,505 to the general partners, which included using proceeds from the sale of the partnership interests. Additional selling costs of $379,349 were incurred in 1999 related to the sale of limited partnership interests in 1998.

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

                                  JUNE 30, 1999

        NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the six months ended June 30, 1999 and 1998 was approximately $88,494 and $227,400, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $8,000 and $16,000 for the six months ended June 30, 1999 and 1998, respectively, and is included in administrative expenses.

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

                                  JUNE 30, 1999

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in June 30, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $767,974 through December 31, 1998, including $327,533 for the six months ended June 30, 1998.

        On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,950,530 and a net gain of $2,647,716, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $6,881,025 to the limited partners and $69,505 to the general partners, which included using proceeds from the sale of the partnership interests. Additional selling costs of $379,349 were incurred in 1999 related to the sale of limited partnership interests in 1998.

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

                                  JUNE 30, 1999

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

                                  JUNE 30, 1999

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


                                        REAL ESTATE ASSOCIATES LIMITED III
                                        (a California limited partnership)

                                        By: National Partnership Investments
                                            Corp. General Partner


                                            /s/ BRUCE NELSON
                                            ------------------------------------
                                            Bruce Nelson
                                            President

                                        Date:    August 13, 1999
                                             -----------------------------------


                                            /s/ CHARLES H. BOXENBAUM
                                            ------------------------------------
                                            Charles H. Boxenbaum
                                            Chief Executive Officer

                                        Date:    August 13, 1999
                                             -----------------------------------