Form 10-Q
period 1999-09-30
REAL ESTATE ASSOCIATES LTD III
filed 1999-11-22
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets, September 30, 1999 and December 31, 1998................1

                 Statements of Operations,
                       Nine and Three Months Ended September 30, 1999 and 1998 ..........2

                 Statement of Partners' Equity (Deficiency),
                       Nine Months Ended September 30, 1999 .............................3

                 Statements of Cash Flows,
                       Nine Months Ended September 30, 1999 and 1998 ....................4

                 Notes to Financial Statements ..........................................5

        Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ............................12

PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings.....................................................16

        Item 6.   Exhibits and Reports on Form 8-K......................................16

        Signatures .....................................................................17

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                            1999
                                                         (Unaudited)              1998
                                                         ------------         ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)             $    868,228         $    744,457

CASH AND CASH EQUIVALENTS (Note 1)                          5,593,229           11,331,803

CASH DUE FROM ESCROW (Note 2)                                      --            1,950,530
                                                         ------------         ------------

          TOTAL ASSETS                                   $  6,461,457         $ 14,026,790
                                                         ============         ============

                             LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable (Note 2)                           $         57         $    308,747
                                                         ------------         ------------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                         (134,362)             (61,795)
    Limited partners                                        6,595,762           13,779,838
                                                         ------------         ------------

                                                            6,461,400           13,718,043
                                                         ------------         ------------
           TOTAL LIABILITIES AND PARTNERS' EQUITY        $  6,461,457         $ 14,026,790
                                                         ============         ============



    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                         Nine months        Three months        Nine months          Three months
                                                            ended               ended              ended               ended
                                                        Sept 30, 1999       Sept 30, 1999       Sept 30, 1998       Sept 30, 1998
                                                         -----------         -----------         -----------         -----------
INTEREST AND OTHER INCOME                                $   159,526         $    62,552         $   374,894         $   124,714
                                                         -----------         -----------         -----------         -----------

OPERATING EXPENSES:
       Legal and accounting                                   79,993               1,695              78,001              43,550
       Management fees - general partner (Note 3)            132,741              44,247             341,100             113,700
       Interest (Note 2)                                          --                  --             113,250              37,750
       Administrative  (Notes 2 and 3)                       100,772              32,962             573,853             173,602
                                                         -----------         -----------         -----------         -----------

            Total operating expenses                         313,506              78,904           1,106,204             368,602
                                                         -----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                                        (153,980)            (16,352)           (731,310)           (243,888)

COST RELATED TO SALE OF LIMITED
      PARTNERSHIP INTEREST (Note 2)                         (380,795)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                         63,663                  --           1,733,146           1,083,961

EQUITY IN INCOME OF LIMITED PARTNERSHIPS
       AND AMORTIZATION OF ACQUISITION
       COSTS (Note 2)                                        165,000              55,000             192,000              64,000
                                                         -----------         -----------         -----------         -----------

NET (LOSS) INCOME                                        $  (306,112)        $    38,648         $ 1,193,836         $   904,073
                                                         ===========         ===========         ===========         ===========

NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                       $       (27)        $         3         $       104         $        79
                                                         ===========         ===========         ===========         ===========



The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

                                                 General              Limited
                                                 Partners             Partners              Total
                                               ------------         ------------         ------------
PARTNERSHIP INTERESTS                                                     11,444
                                                                    ============

EQUITY (DEFICIENCY),
       January 1, 1999                         $    (61,795)        $ 13,779,838         $ 13,718,043

       Distribution for the nine months
       ended September 30, 1999                     (69,506)          (6,881,025)          (6,950,531)

       Net loss for the nine months
       ended September 30, 1999                      (3,061)            (303,051)            (306,112)
                                               ------------         ------------         ------------

EQUITY (DEFICIENCY),
       September 30, 1999                      $   (134,362)        $  6,595,762         $  6,461,400
                                               ============         ============         ============



    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                             1999                 1998
                                                                         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                   $   (306,112)        $  1,193,836
     Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
         Equity in income of limited partnerships and
             amortization of acquisition costs                               (165,000)            (192,000)
         Increase in other assets                                                  --              (90,181)
         Decrease in interest and other payables                             (308,690)              (5,096)
                                                                         ------------         ------------

              Net cash (used in) provided by operating activities            (779,802)             906,559
                                                                         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales proceeds                                                         1,950,530                   --
     Distributions from limited partnerships
        recognized as a return of investment                                   41,229               81,089
                                                                         ------------         ------------

              Net cash provided by investing activities                     1,991,759               81,089
                                                                         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distribution to partners                                              (6,950,531)                  --
                                                                         ------------         ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (5,738,574)             987,648
                                                                         ------------         ------------

CASH AND CASH EQUIVALENTS, beginning of period                             11,331,803           10,575,810
                                                                         ------------         ------------

CASH AND CASH EQUIVALENTS, end of period                                 $  5,593,229         $ 11,563,458
                                                                         ============         ============

SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:

     Cash paid during the period for interest                            $         --         $    127,042
                                                                         ============         ============



    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 11,444 for the periods presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership holds limited partnership interests in 12 limited partnerships as of September 30, 1999, after selling its interests in 20 limited partnerships in 1998. The limited partnerships as of September 30, 1999 own residential low income rental projects consisting of 1,181 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to between 75 percent and 99 percent of the profits and losses of the limited partnerships.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

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

The following is a summary of the investment in limited partnerships for the nine months ended September 30, 1999:

Balance, beginning of period                                    $ 744,457
Amortization of acquisitions costs                                 (3,000)
Distribution recognized as a return of capital                    (41,229)
Equity in income of limited partnerships                          168,000
                                                                ---------

Balance, end of period                                          $ 868,228
                                                                =========

The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                             Nine months          Three months         Nine months         Three months
                                ended                ended                ended               ended
                            Sept. 30, 1999       Sept. 30, 1999       Sept. 30, 1998      Sept. 30, 1998
                            --------------       --------------       --------------      --------------
REVENUES
     Rental and other        $  6,168,000         $  2,056,000         $ 17,379,000        $  5,793,000
                             ------------         ------------         ------------        ------------

EXPENSES
     Depreciation               1,224,000              408,000            2,754,000             918,000
     Interest                   1,680,000              560,000            5,196,000           1,732,000
     Operating                  3,345,000            1,115,000            9,039,000           3,013,000
                             ------------         ------------         ------------        ------------

                                6,249,000            2,083,000           16,989,000           5,663,000
                             ------------         ------------         ------------        ------------

    Net (loss) income        $    (81,000)        $    (27,000)        $    390,000        $    130,000
                             ============         ============         ============        ============

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $767,974 through December 31, 1998, including approximately $511,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $46,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes approximately $168,000 of such costs.

On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $1,950,530 and a net gain of $2,647,716, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $6,881,025 to the limited partners and $69,506 to the general partners, which included using proceeds from the sale of the partnership interests. Additional selling costs of $379,349 were incurred in 1999 related to the sale of limited partnership interests in 1998.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the nine months ended September 30, 1999 and 1998 was approximately $133,000 and $341,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $12,400 and $26,400 for the nine months ended September 30, 1999 and 1998, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 4 - CONTINGENCIES (CONTINUED)

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

                               SEPTEMBER 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors on March 12, 1999, using proceeds from the disposition of its investments in certain limited partnerships.

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

                               SEPTEMBER 30, 1999

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $767,974 through December 31, 1998, including approximately $511,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $46,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes $168,000 of such costs.

On December 30, 1998, the Partnership sold its limited partnership interests in 20 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $1,950,530 and a net gain of $2,647,716, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $6,881,025 to the limited partners and $69,506 to the general partners, which included using proceeds from the sale of the partnership interests. Additional selling costs of $379,349 were incurred in 1999 related to the sale of limited partnership interests in 1998.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The corporate general partner is involved in various lawsuits. None of these are related to REAL III.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REAL ESTATE ASSOCIATES LIMITED III
                                        (a California limited partnership)

                                        By: National Partnership Investments
                                            Corp., its General Partner

                                        By: /s/ BRUCE NELSON
                                           -------------------------------------
                                           Bruce Nelson
                                           President

                                        Date:   November 17, 1999
                                             -----------------------------------

                                        By: /s/ CHARLES H. BOXENBAUM
                                           -------------------------------------
                                           Charles H. Boxenbaum
                                           Chief Executive Officer

                                        Date:   November 17, 1999
                                             -----------------------------------