Form 10-K405
period 1999-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2000-04-14
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1999

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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden

REAL III holds limited partnership interests in 11 local limited partnerships as of December 31, 1999, and a general partner interest in Real Estate Associates ("REA") which in turn holds limited partnership interests in an additional partnership; therefore, REAL III holds directly or indirectly through REA, investments in 12 local limited partnerships. The general partners of REA are REAL III and NAPICO. In December 1998, the Partnership sold its interest in 20 local limited partnerships to the Operating Partnership. Each of the limited partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

During 1999, the projects in which REAL III had invested were substantially rented. The following is a schedule of the status as of December 31, 1999, of the projects owned by local limited partnerships in which REAL III is a limited partner.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS AN INVESTMENT
                                DECEMBER 31, 1999

                                            Units Authorized
                                               For Rental
                                            Assistance Under
                                              Section 8 or
                                               Other Rent               Percentage of
                                    No. of     Supplement      Units     Total Units
Name and Location                   Units       Program       Occupied    Occupied
-----------------                   ------  ----------------  --------  -------------
Charlotte Lakeview, Riverview        553         0/0            517         93%
 Residential Project
 Rochester, NY

Hidden Pines Apts                     40        40/0             38         95%
 Greenville, MI

Jenks School Apts                     83        83/0             83        100%
 Pawtucket, RI

Lakeside Apts                         32        0/21             31         97%
 Stuart, FL

Ramblewood Apts                       64        0/13             62         97%
 Fort Payne, AL

Santa Maria Apts                      86        86/0             86        100%
 San German, Puerto Rico

Sunset Grove Apts                     22        22/0             22        100%
 Carson City, MI

Sunshine Canyon                       26        26/0             23         88%
 Stanton, MI

Village Apts                          50        50/0             50        100%
 La Follette, TN

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS AN INVESTMENT
                          DECEMBER 31, 1999 (CONTINUED)


                                      Units Authorized
                                         For Rental
                                      Assistance Under
                                        Section 8 or
                                         Other Rent                      Percentage of
                             No. of      Supplement        Units          Total Units
Name and Location            Units        Program         Occupied         Occupied
-----------------            ------    ---------------    --------        ------------
Vincente Geigel                 80          80/0             80              100%
 Polanco Apts
 Isabela, Puerto Rico

Vista De Jagueyes               73          73/0             73              100%
 Aguas Buenas, PR

Westgate Apts                   72          0/16             66               92%
 Albertville, AL
                             -----        ------          -----             ----
TOTALS                       1,181        460/50          1,131               96%
                             =====        ======          =====

ITEM 2.          PROPERTIES:

The local limited partnerships in which REAL III holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.


ITEM 3.          LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

As of December 31, 1999, REAL III's Corporate General Partner was plaintiff or defendant in several other lawsuits. None of these suits were related to REAL III.


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests in 1998, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1999 there were 1,950 registered holders of units in REAL III. One distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989. This represented the proceeds from the sale of one of the Partnership's real estate investments. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the limited partnerships. In March 1999, the Partnership made distributions of $6,881,025 to the limited partners and $69,506 to the general partners, which included using proceeds from the sale of the partnership interests.

ITEM 6.     SELECTED FINANCIAL DATA:

                                                              Year Ended December 31,
                                ---------------------------------------------------------------------------------
                                     1999             1998             1997             1996              1995
                                 ------------     ------------     ------------     ------------     ------------
Loss From Operations             $   (515,047)    $   (928,096)    $   (443,767)    $   (518,472)    $   (567,421)

Gain on Sale of  Limited
   Partnership Interests                   --        2,647,716               --               --               --

Distributions From
   Limited Partnerships
   Recognized as Income                18,112        1,508,602        1,072,912          858,869          765,514

Equity in Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                  190,985          564,059          255,652          383,682          887,919
                                 ------------     ------------     ------------     ------------     ------------

Net (Loss) Income                $   (305,950)    $  3,792,281     $    884,797     $    724,079     $  1,086,012
                                 ============     ============     ============     ============     ============

Net (Loss) Income per Limited
   Partnership Interest          $        (26)    $        328     $         76     $         63     $         94
                                 ============     ============     ============     ============     ============



Total assets                     $  6,467,723     $ 14,026,790     $ 11,960,231     $ 10,933,018     $ 10,185,039
                                 ============     ============     ============     ============     ============

Investments in Limited
   Partnerships                  $    894,213     $    744,457     $  1,249,421     $  1,063,487     $    930,576
                                 ============     ============     ============     ============     ============

Notes Payable                    $         --     $         --     $  1,510,000     $  1,510,000     $  1,510,000
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

At December 31, 1999, the Partnership has investments in 12 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 20 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 75% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 1999, the Partnership has a positive investment balance in only one local limited partnerships.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total net (loss) income from the local limited partnerships that was allocated to the Partnership was $(310,000), $99,000 and $55,000 for the years ended December 31, 1999, 1998 and 1997, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in income of limited partnerships of $190,985, $564,059 and $255,652 for the years ended December 31, 1999, 1998 and 1997, respectively. The income recognized decreased in 1999 as a result of the sale of certain partnership interests on December 30, 1998. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $16,745,000 and $16,224,000 as of December 31, 1999 and 1998, respectively.


Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $18,112, $1,508,602 and $1,072,912 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. Distributions decreased in 1999 as a result of the sale of certain partnership interests in 1998.

As of December 31, 1999, 1998 and 1997, the Partnership has cash and cash equivalents of $5,571,366, $11,331,803 and $10,575,810, respectively.
Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. Interest income has been decreasing as a result of decreasing cash and cash equivalent balances. This resulted in the Partnership earning $215,072, $493,522 and $477,624 in interest income for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1998 as a result of the sale of partnership interests, management fees decreased from $454,800 for 1998 and 1997 to $129,292 for 1999.

Until the sale of the partnership interests on December 30, 1998, the Partnership was obligated on non-recourse notes payable of $1,510,000 which bore interest at 10 percent per annum and had principal maturities ranging from June 2020 to March 2024. The notes and related interest were payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations were collateralized by the Partnership's investments in the limited partnerships. Unpaid interest was due at maturity of the notes. Because no payments were made on these notes through the sale of the limited partnership interests, interest expense remained constant at $151,000 for each of the two years in the period ended December 31, 1998 and 1997. The Partnership was relieved of these notes and related accrued interest in connection with the sale of the partnership interests.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $434,940, $627,059 and $140,915 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in administrative expenses.

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

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were generally consistent and were $94,550, $83,573 and $76,993 for the years ended December 31, 1999, 1998 and 1997, respectively. Administrative expenses were $506,277, $732,245 and $238,598 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $16,488, $35,231 and $35,227 for the years ended December 31, 1999, 1998 and 1997, respectively. Also included in administrative expenses for 1999, 1998 and 1997 is $434,940, $627,059 and $140,915,
respectively, related to the aforementioned third party review of the properties owned by the local partnerships. Accounts payable at December 31, 1998 includes $283,861 of such costs.

Revenues and expenses of the local limited partnerships decreased during the year ended December 31, 1999 as compared to prior years, as a result of the sale of 20 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $22,480,000 and $23,173,000 for the years ended December 31, 1998 and 1997, respectively, to $6,525,000 for the year ended December 31, 1999. Revenues were higher in 1997 as compared to 1998 primarily as a result of retroactive Housing Assistance Payments of $669,000 received in 1998 by five local partnerships pursuant to the terms of a settlement agreement with HUD.

Total expenses for the local partnerships decreased from $22,380,000 and $22,652,000 for the years ended December 31, 1998 and 1997, respectively, to $6,835,000 for the year ended December 31, 1999.

The total net (loss) income for the local partnerships for 1999, 1998 and 1997 aggregated $(310,000), $101,000 and $59,000, respectively. The income allocated to the Partnership was $(310,000), $99,000 and $55,000 for 1999, 1998 and 1997,
respectively.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.



ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.



ITEM 9. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1999

                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited III
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited III (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 13 percent and 5 percent of total assets as of December 31, 1999 and 1998, respectively, and the equity in income of these limited partnerships represents 17 percent, 11 percent and 19 percent of the total net income of the Partnership for the years ended December 31, 1999, 1998 and 1997, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2000

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                    1999              1998
                                                                -----------        ----------
        INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)            $   894,213        $   744,457

        CASH AND CASH EQUIVALENTS (Note 1)                        5,571,366         11,331,803

        CASH DUE FROM ESCROW (Note 2)                                     -          1,950,530

        DUE FROM NAPICO (Note 4)                                      2,144                  -
                                                                -----------        -----------

                  TOTAL ASSETS                                  $ 6,467,723        $14,026,790
                                                                ===========        ===========


                           LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

        LIABILITIES:
             Accounts payable (Note 2)                          $     6,161        $   308,747
                                                                -----------        -----------

        COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


        PARTNERS' EQUITY (DEFICIENCY):
            General partners                                       (134,361)           (61,795)
            Limited partners                                      6,595,923         13,779,838
                                                                -----------        -----------
                                                                  6,461,562         13,718,043
                                                                -----------        -----------
                   TOTAL LIABILITIES AND PARTNERS'
                        EQUITY                                  $ 6,467,723        $14,026,790
                                                                ===========        ===========

     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                    1999              1998              1997
                                                                 -----------       -----------       ------------
        INTEREST AND OTHER INCOME                                $  215,072        $  493,522        $   477,624

        OPERATING EXPENSES:
            Legal and accounting                                     94,550            83,573             76,993
            Management fees - general partner (Note 4)              129,292           454,800            454,800
            Interest (Note 3)                                             -           151,000            151,000
            Administrative  (Note 4)                                506,277           732,245            238,598
                                                                 ----------        ----------        -----------

                      Total operating expenses                      730,119         1,421,618            921,391
                                                                 ----------        ----------        -----------

        LOSS FROM OPERATIONS                                       (515,047)         (928,096)          (443,767)

        GAIN ON SALE OF LIMITED PARTNERSHIP
              INTERESTS (Note 2)                                          -         2,647,716                  -

        DISTRIBUTIONS FROM LIMITED
              PARTNERSHIPS RECOGNIZED AS
              INCOME (Note 2)                                        18,112         1,508,602          1,072,912

        EQUITY IN INCOME OF LIMITED
              PARTNERSHIPS AND AMORTI-
               ZATION OF ACQUISITION
               COSTS (Note 2)                                       190,985           564,059            255,652
                                                                 ----------        ----------        -----------

        NET (LOSS) INCOME                                        $ (305,950)       $3,792,281        $   884,797
                                                                 ==========        ==========        ===========

        NET (LOSS) INCOME PER LIMITED
             PARTNERSHIP INTEREST (Note 1)                       $      (26)       $      328        $        76
                                                                 ==========        ==========        ===========

    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                        General        Limited
                                        Partners       Partners          Total
                                      ----------     ------------     ------------
       EQUITY (DEFICIENCY),
          January 1, 1997             $(108,566)     $ 9,149,531       $ 9,040,965

          Net income for 1997             8,848          875,949           884,797
                                      ---------      -----------       -----------

       EQUITY (DEFICIENCY),
          December 31, 1997             (99,718)      10,025,480         9,925,762

          Net income for 1998            37,923        3,754,358         3,792,281
                                      ---------      -----------       -----------

       EQUITY (DEFICIENCY),
          December 31, 1998             (61,795)      13,779,838        13,718,043

          Distributions                 (69,506)      (6,881,025)       (6,950,531)

          Net loss for 1999              (3,060)        (302,890)         (305,950)
                                      ---------      -----------       -----------

       EQUITY (DEFICIENCY),
          December 31, 1999           $(134,361)     $ 6,595,923       $ 6,461,562
                                      =========      ===========       ===========

    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                         1999                1998               1997
                                                                     ------------        ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                               $  (305,950)        $ 3,792,281        $   884,797
      Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities:
          Gain on sale of limited partnership interests                         -          (2,647,716)
          Equity in income of limited partnerships and
              amortization of acquisition costs                          (190,985)           (564,059)          (255,652)
          (Increase) decrease in other assets                              (2,144)            135,000                  -
          Increase accrued interest payable                                     -              23,685                  -
          (Decrease) increase in accounts payables                       (302,586)            198,555            142,416
                                                                      -----------         -----------        -----------

               Net cash (used in) provided by operating activities       (801,665)            937,746            771,561
                                                                      -----------         -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs related to sale of partnership interests                            -            (262,206)
      Distribution from limited partnerships
           recognized as return of capital                                 41,229             305,634             69,718
      Capital contributions and advances
           to limited partnerships                                              -            (225,181)                 -
      Proceeds from the sale of limited partnership interests           1,950,530                   -
                                                                      -----------         -----------        -----------

                Net cash provided by (used in) investing activities     1,991,759            (181,753)            69,718
                                                                      -----------         -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                        (6,950,531)                  -                  -
                                                                      -----------         -----------        -----------


NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                  (5,760,437)            755,993            841,279

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                                11,331,803          10,575,810          9,734,531
                                                                      -----------         -----------        -----------

CASH AND CASH EQUIVALENTS,
      END OF YEAR                                                     $ 5,571,366         $11,331,803        $10,575,810
                                                                      ===========         ===========        ===========

SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION:
         Cash paid during the year for interest                       $         -         $   127,315        $   111,326
                                                                      ===========         ===========        ===========

SUPPLEMENTAL SCHEDULE OF
      NON-CASH FINANCING ACTIVITIES
         See Note 2 to financial statements regarding notes and interest payable

    The accompanying notes are integral part of these financial statements.

                           REAL ESTATE ASSOCIATES LIMITED III
                           (A California limited partnership)

                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

        Real Estate Associates Limited III (the "Partnership") was formed under the California Limited Partnership Act on July 25, 1980. The Partnership was formed to invest either directly or indirectly in other partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. (NAPICO), the corporate general partner, and Coast Housing Investment Associates (CHIA), a limited partnership.

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

        Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners

                           REAL ESTATE ASSOCIATES LIMITED III
                           (A California limited partnership)

                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    DECEMBER 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        Net Income (Loss) Per Limited Partnership Interest

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

                           REAL ESTATE ASSOCIATES LIMITED III
                           (A California limited partnership)

                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    DECEMBER 31, 1999

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.      INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 12 limited partnerships as of December 31, 1999 and 1998, after selling its interest in 20 limited partnerships in 1998. The limited partnerships own residential low income rental projects consisting of 1,181 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 75 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA. REA holds a 99 percent interest in the limited partnerships in which it has invested.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $16,745,000 and $16,224,000 as of December 31, 1999 and 1998, respectively.

        Distributions from limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.

                           REAL ESTATE ASSOCIATES LIMITED III
                           (A California limited partnership)

                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    DECEMBER 31, 1999

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                  1999          1998
                                                               -----------   ---------
        Investment balance, beginning of year                  $   744,457   $1,249,421
        Capital contributions                                                   225,181
        Equity in income of limited partnerships                   193,206      570,032
        Investment in limited partnerships sold                                (988,570)
        Amortization of capitalized acquisition costs and fees      (2,221)      (5,973)
        Cash distributions recognized as return of capital         (41,229)    (305,634)
                                                               -----------  -----------
        Investment balance, end of year                        $   894,213  $   744,457
                                                               ===========  ===========

        The difference between the investment in the accompanying balance sheets at December 31, 1999 and 1998, and the deficiency per the limited partnerships' combined financial statements is due primarily to the cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

        Selected financial information from the combined financial statements at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                           REAL ESTATE ASSOCIATES LIMITED III
                           (A California limited partnership)

                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    DECEMBER 31, 1999

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                     Balance Sheets

                                                              1999             1998
                                                            --------         --------
                                                                 (in thousands)
        Land and buildings, net                             $  12,614        $ 13,709
                                                            =========        ========

        Total assets                                        $  15,787        $ 16,672
                                                            =========        ========

        Mortgages payable                                   $  29,569        $ 30,089
                                                            =========        ========

        Total liabilities                                   $  31,810        $ 32,270
                                                            =========        ========

        Deficiency in Equity of Real Estate Associates
          Limited III                                        $(16,338)       $(15,950)
                                                             ========        ========

        Equity of other partners                             $    315        $    352
                                                             ========        ========

                                Statements of Operations

                                                    1999          1998        1997
                                                   -------      --------     -------
                                                             (in thousands)
        Total revenue                              $ 6,525       $22,480      $23,173
                                                   =======       =======      =======

        Interest expense                           $ 1,787       $ 6,564      $ 6,929
                                                   =======      ========     ========

        Depreciation                               $ 1,264       $ 3,617      $ 3,674
                                                   =======      ========     ========

        Total expenses                             $ 6,835       $22,380      $23,114
                                                   =======       =======      =======

        Net income (loss)                          $  (310)      $   101      $    59
                                                   =======       =======      =======

        Net (loss) income allocable to the
          Partnership                              $  (310)      $    99      $    55
                                                   =======       =======      =======

                           REAL ESTATE ASSOCIATES LIMITED III
                           (A California limited partnership)

                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    DECEMBER 31, 1999

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Land and buildings, above, have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

        An affiliate of NAPICO was the general partner in one of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of 5 percent of its revenue. The affiliate received property management fees of $16,128 and $17,408 in 1998 and 1997, respectively.

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

        On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

                           REAL ESTATE ASSOCIATES LIMITED III
                           (A California limited partnership)

                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    DECEMBER 31, 1999

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $434,940, $627,059 and $140,915 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in administrative expenses. Accounts payable at December 31, 1998 includes $283,861 of such costs.

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

                           REAL ESTATE ASSOCIATES LIMITED III
                           (A California limited partnership)

                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    DECEMBER 31, 1999

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

        The Partnership was relieved of these notes and related accrued interest in connection with the sale of the partnership interests in 1998.

4.      FEES AND EXPENSES DUE GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the remaining limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $16,488, $35,231 and $35,227 in 1999, 1998
        and 1997, respectively, and is included in administrative expenses.

5.      CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the

                           REAL ESTATE ASSOCIATES LIMITED III
                           (A California limited partnership)

                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    DECEMBER 31, 1999
5.    CONTINGENCIES (CONTINUED)

      limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                           REAL ESTATE ASSOCIATES LIMITED III
                           (A California limited partnership)

                        NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                    DECEMBER 31, 1999


8.      FOURTH QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $26,000, between the estimated nine-month equity in income and the actual total for 1999 equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              Year Ended December 31, 1999
                                -------------------------------------------------------------------------------------
                                                                 Cash         Equity
                                 Balance                        Distri-         in                         Balance
                                 January         Capital        butions       Income                       December
Limited Partnerships             1, 1999       Contributions   Received       (Loss)         Sale          31, 1999
-----------------------------   -----------    ------------    ----------    ----------    ----------     -----------
Charlotte                       $               $               $             $            $              $
Hidden Pines Apartments
Jenks School Apartments            744,457                       (41,229)      190,985                       894,213
Lakeside Apartments
Ramblewood Apartments
Santa Maria Apartments
Sunset Grove Apartments
Sunshine Canyon Apartments
Vicente Geigel Polanco Apts.
Village Apartments
Vista De Jagueyes
Westgate Apartments
                                ----------     -----------     ---------     ---------     ---------      ----------
                                $  744,457     $         -     $ (41,229)    $ 190,985     $       -      $  894,213
                                ==========     ===========     =========     =========     =========      ==========


                                                                        SCHEDULE
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              Year Ended December 31, 1998
                                -------------------------------------------------------------------------------------
                                                                 Cash         Equity
                                 Balance                        Distri-         in                         Balance
                                 January         Capital        butions       Income                       December
Limited Partnerships             1, 1998       Contributions   Received       (Loss)         Sale          31, 1998
-----------------------------   -----------    ------------    ----------    ----------    ----------     -----------
Bowin Place *                   $   683,280    $               $  (39,861)   $  154,970    $ (798,389)    $         -
Casa de las Hermanitas *
Charlotte
Creekview Apartments *
Foothill Gardens *
Frazier Park Apartments *
Gary Manor *
Grandview Homes *
Hidden Pines Apartments
Highlawn Place *                                                 (175,156)      175,156                             -
Jenks School Apartments             566,141                       (41,229)      219,545                       744,457
Kern Villa *
Lakeside Apartments
New Baltimore Towers *                                            (23,749)       23,749                             -
Panorama Park Apartments *                                        (25,639)       25,639                             -
Ramblewood Apartments                                35,000                     (35,000)                            -
Santa Maria Apartments
Senior Chateau *
Sheraton Towers *
South Bay Villa *
Sunset Grove Apartments
Sunshine Canyon Apartments
Tujunga Gardens *
Twenty-Nine Palms Apartments *
Vicente Geigel Polanco Apts.
Village Apartments
Village Apartments (Kaufman) *
Village Grove Apartments *                          190,181                                  (190,181)              -
Vista De Jagueyes
Westgate Apartments
Wilderness Trail Manor *
Wilkes Towers *
                                -----------    ------------    ----------    ----------    ----------     -----------

                                $ 1,249,421    $    225,181    $ (305,634)   $  564,059    $ (988,570)    $   744,457
                                ===========    ============    ==========    ==========    ==========     ===========

* Sold to the Operating Partnership in 1998

                                                                        SCHEDULE
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            Year Ended December 31, 1997
                                       ---------------------------------------------------------------------
                                                                        Cash         Equity
                                        Balance                        Distri-         in          Balance
                                        January         Capital        butions       Income       December
Limited Partnerships                    1, 1997       Contributions   Received       (Loss)       31, 1997
                                       -----------    ------------    ----------    ----------    ----------
Bowin Place                            $   596,966    $               $  (28,489)   $  114,803    $  683,280
Casa de las Hermanitas
Charlotte
Creekview Apartments
Foothill Gardens
Frazier Park Apartments
Gary Manor
Grandview Homes
Hidden Pines Apartments
Highlawn Place
Jenks School Apartments                    466,521                       (41,229)      140,849       566,141
Kern Villa
Lakeside Apartments
New Baltimore Towers
Panorama Park Apartments
Ramblewood Apartments
Santa Maria Apartments
Senior Chateau
Sheraton Towers
South Bay Villa
Sunset Grove Apartments
Sunshine Canyon Apartments
Tujunga Gardens
Twenty-Nine Palms Apartments
Vicente Geigel Polanco Apts.
Village Apartments
Village Apartments (Kaufman)
Village Grove Apartments
Vista De Jagueyes
Westgate Apartments
Wilderness Trail Manor
Wilkes Towers
                                       -----------    ------------    ----------    ----------    ----------

                                       $ 1,063,487    $          -    $  (69,718)   $  255,652    $1,249,421
                                       ===========    ============    ==========    ==========    ==========


                                                                        SCHEDULE
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED III
          INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                        FROM AFFILIATES AND OTHER PERSONS
                                   YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997


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

                                                                    SCHEDULE III


                       REAL ESTATE ASSOCIATES LIMITED III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL III HAS INVESTMENTS
                                DECEMBER 31, 1999

                                                                      Building
                                                                     Furnishings
                                                                    and Equipment-
                                                                     Initial Cost
                                                                     to Partnership
                             Number                                   and Amount
                              of       Outstanding                    Carried at                       Accumulated    Construction
Partnership/Location         Units    Mortgage Loans     Land       Close of Period       Total        Depreciation      Period
--------------------         -----    --------------  ----------    ---------------    -----------     ------------   ------------
Charlottle Lakeview            553     $12,194,921    $  551,500      $19,112,102      $19,663,602     $15,966,823      (A)
  Rochester, NY
Hidden Pines Apartments         40       1,360,326        43,954        1,648,093        1,692,047       1,642,417      1981
  Greenville, Michigan
Jenks School Apartments         83       1,913,510        96,740        3,682,974        3,779,714       2,089,083      1981-1982
  Pawtucket, Rhode Island
Lakeside Apartments             32         871,855        72,336        1,018,475        1,090,811         801,742      1980-1981
  Stuart, Florida
Ramblewood Apartments           64       1,479,759        53,267        2,075,176        2,128,443       1,116,926      1980-1981
  Fort Payne, Alabama
Santa Maria Apartments          86       2,773,619        86,106        3,412,337        3,498,443       2,189,926      1981-1982
  San German, Puerto Rico
Sunset Groove Apartments        22         648,496        19,432          815,429          834,861         797,138      1981-1982
  Carson City, Michigan
Sunshine Canyon Apartments      26         829,990        20,262          999,551        1,019,813         978,542      1981-1982
  Stanton, Michigan
Village Apartments              50       1,429,932        65,245        1,774,324        1,839,569       1,274,669      1981-1982
  La Follette, Tennessee
Vicente Geigel Polanco Apts     80       2,550,526       107,685        3,012,687        3,120,372       1,902,285      1981-1982
  Issabela, Puerto Rico
Vista De Jagueyes               73       2,515,518       102,554        3,265,050        3,367,604       2,224,802      1981-1982
  Aguas Buenas, Puerto Rico
Westgate Apartments             72       1,000,872        80,000        1,486,035        1,566,035         823,148      1980-1981
  Albertville, Alabama
Additional basis of real
 estate due to REAL III's
capital contribution to
investee limited partnership                              84,671        2,649,036        2,733,707       1,913,598
                                       -----------    ----------     -----------      -----------      -----------
TOTAL                         1181     $29,569,324    $1,383,752      $44,951,269      $46,335,021     $33,721,099
                                       ===========    ==========      ===========     ============     ===========


(A) This project was completed when REAL III entered the local partnership.

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL III HAS INVESTMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


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

            3.   Investments in property and equipment:

                                                             Buildings,
                                                            Furnishings
                                            Land            and Equipment          Total
                                         ------------       -------------       -------------
Balance, January 1, 1997                 $  8,822,413       $ 121,718,426       $ 130,540,839

Net additions during 1997                       5,770           1,271,089           1,276,859
                                         ------------       -------------       -------------

Balance, December 31, 1997                  8,828,183         122,989,515         131,817,698

Sales of Properties during 1998            (7,444,431)        (78,827,654)        (86,272,085)

Net additions during 1998                           -             655,826             655,826
                                         ------------       -------------       -------------

Balance, December 31, 1998                  1,383,752          44,817,687          46,201,439

Net additions during 1999                           -             133,582             133,582
                                         ------------       -------------       -------------

Balance, December 31, 1999               $  1,383,752       $  44,951,269       $  46,335,021
                                         ============       =============       =============

                                                                    SCHEDULE III
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL III HAS INVESTMENTS
                                DECEMBER 31, 1999

                                                                Buildings,
                                                               Furnishings
                                                                   And
                                                                Equipment
                                                              -------------
Accumulated Depreciation:

Balance, January 1, 1997                                      $ 75,533,431

Net additions during 1997                                        3,617,652
                                                              ------------

Balance, December 31, 1997                                      79,151,083

Sales of Properties during 1998                                (50,235,484)

Net additions during 1998                                        3,576,549
                                                              ------------

Balance, December 31, 1998                                      32,492,148

Net additions during 1999                                        1,228,951
                                                              ------------

Balance, December 31, 1999                                    $ 33,721,099
                                                              ============

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

CHARLES H. BOXENBAUM, 70, Chairman of the Board of Directors and Chief Executive Officer of NAPICO. Mr. Boxenbaum has been associated with the NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

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

BRUCE E. NELSON, 48, President and a director of NAPICO.

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

ALAN I. CASDEN, 54, Chairman of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

PAUL PATIERNO, 43, Chief Financial Officer.

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

PATRICIA W. TOY, 70, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 39, Executive Vice President, General Counsel and Assistant Secretary.

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

(b) At December 31, 1999, security ownership of management is as listed:

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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $129,292 for the year ended December 31, 1999 and $454,800 for each of the two years in the period ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $16,488, $35,231 and $35,227 in 1999, 1998 and 1997, respectively, and is included in operating expenses.

An affiliate of NAPICO was the general partner in one of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5 percent of its revenue. The affiliate received property management fees of $16,128 and $17,408 in 1998 and 1997, respectively.


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


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1999 and 1998.

Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1999, 1998 and 1997.

Statements of Cash Flow for the years ended December 31, 1999, 1998 and 1997.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED III, REAL ESTATE ASSOCIATES AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED III AND REAL ESTATE ASSOCIATES HAVE INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1999, 1998 and
1997.

Schedule III - Real estate and accumulated depreciation, December 31, 1999, 1998 and 1997.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1999.

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


/s/ PAUL PATIERNO
-----------------------------------
Paul Patierno
Chief Financial Officer