Form 10-Q
period 2000-03-31
REAL ESTATE ASSOCIATES LTD III
filed 2000-05-22
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2000

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000




PART I.  FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Balance Sheets, March 31, 2000 and December 31, 1999......................................1

                      Statements of Operations,
                              Three Months Ended March 31, 2000 and 1999 .......................................2

                      Statement of Partners' Equity (Deficiency),
                              Three Months Ended March 31, 2000 ................................................3

                      Statements of Cash Flows,
                              Three Months Ended March 31, 2000 and 1999 .......................................4

                      Notes to Financial Statements ............................................................5

             Item 2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations .............................................10


PART II.  OTHER INFORMATION

             Item 1.    Legal Proceedings......................................................................12

             Item 6.    Exhibits and Reports on Form 8-K.......................................................12

             Signatures       .................................................................................13

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                             2000             1999
                                                                         (Unaudited)        (Audited)
                                                                         ------------      -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                             $   941,213       $   894,213

CASH AND CASH EQUIVALENTS (Note 1)                                         5,595,507         5,571,366

DUE FROM NAPICO (Note 3)                                                       2,144             2,144
                                                                         -----------       -----------

          TOTAL ASSETS                                                   $ 6,538,864       $ 6,467,723
                                                                         ===========       ===========


                                   LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accounts payable (Note 2)                                           $     6,330       $     6,161
                                                                         -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                        (133,651)         (134,361)
    Limited partners                                                       6,666,185         6,595,923
                                                                         -----------       -----------

                                                                           6,532,534         6,461,562
                                                                         -----------       -----------
           TOTAL LIABILITIES AND PARTNERS' EQUITY                        $ 6,538,864       $ 6,467,723
                                                                         ===========       ===========




    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                           2000            1999
                                                         ---------       ---------

INTEREST AND OTHER INCOME                                $  67,328       $  37,609
                                                         ---------       ---------

OPERATING EXPENSES:
         Legal and accounting                               34,416          34,215
         Management fees - general partner (Note 3)         32,324          44,247
         Administrative  (Note 3)                           11,235          37,521
                                                         ---------       ---------

               Total operating expenses                     77,975         115,983
                                                         ---------       ---------

LOSS FROM OPERATIONS                                       (10,647)        (78,374)

COSTS RELATED TO THE SALE OF LIMITED
     PARTNERSHIP INTERESTS (Note 2)                           --          (379,348)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                       34,619          18,112

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                                       47,000          55,000
                                                         ---------       ---------

NET INCOME (LOSS)                                        $  70,972       $(384,610)
                                                         =========       =========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                   $       6       $     (34)
                                                         =========       =========




    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (Unaudited)



                                            General          Limited
                                            Partners         Partners          Total
                                           ----------      -----------      ----------
PARTNERSHIP INTERESTS                                           11,456
                                                            ==========

EQUITY (DEFICIENCY),
      January 1, 2000                      $ (134,361)      $6,595,923      $6,461,562

      Net income for the three months
      ended March 31, 2000                        710           70,262          70,972
                                           ----------       ----------      ----------

EQUITY (DEFICIENCY),

      March 31, 2000                       $ (133,651)      $6,666,185      $6,532,534
                                           ==========       ==========      ==========









    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                              2000               1999
                                                                          ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                 $     70,972       $   (384,610)
        Adjustments to reconcile net income (loss)  to net cash
          provided by (used in) operating activities:
            Equity in income of limited partnerships and
                amortization of acquisition costs                              (47,000)           (55,000)
            Increase (decrease) in interest and other payables                     169           (301,254)
                                                                          ------------       ------------

                 Net cash provided by (used in) operating activities            24,141           (740,864)
                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Sales proceeds                                                            --            1,950,530
                                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Distributions to limited partners                                         --           (6,950,531)
                                                                          ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH

        EQUIVALENTS                                                             24,141         (5,740,865)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               5,571,366         11,331,803
                                                                          ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  5,595,507       $  5,590,938
                                                                          ============       ============







    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited III (the "Partnership") annual report for the year ended December 31, 1999. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 2000


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     As of March 31, 2000, the Partnership holds limited partnership interests in 12 limited partnerships The limited partnerships as of March 31, 2000 own residential low income rental projects consisting of 1,181 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

     The Partnership, as a limited partner, is entitled to between 94.9 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of REA. REA holds a 99 percent interest in the limited partnership in which it has invested.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     The following is a summary of the investment in limited partnerships for the three months ended March 31, 2000:

     Balance, beginning of period                                     $894,213
     Amortization of acquisitions costs                                 (1,000)
     Equity in income of limited partnerships                           48,000
                                                                      --------

     Balance, end of period                                           $941,213
                                                                      ========

     The following are unaudited combined estimated statements of operations for the three months ended March 31, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                                         Three months              Three months
                                             ended                     ended
                                        March 31, 2000            March 31, 1999
                                        --------------            --------------
        REVENUES
             Rental and other             $1,631,000                $2,056,000
                                          ----------                ----------

        EXPENSES
             Depreciation                    316,000                   408,000
             Interest                        447,000                   560,000
             Operating                       946,000                 1,115,000
                                        ------------                ----------

                                           1,709,000                 2,083,000
                                         -----------                ----------

        NET LOSS                        $    (78,000)               $  (27,000)
                                        ============                ==========

     NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

     Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In

                        REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

     On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 20 local limited partnerships to affiliates of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,950,000, which was collected in 1999. In March 1999, the Partnership made cash distributions of $6,881,025 to the limited partners and $69,505 to the general partners, which included using proceeds from the sale of the partnership interests.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

     Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the three months ended March 31, 2000 and 1999 was approximately $32,324 and $44,247, respectively.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $4,133 and $4,122 for the three months ended March 31, 2000 and 1999, respectively, and is included in administrative expenses.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 4 - CONTINGENCIES

     On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                                 MARCH 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in March 12, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                                 MARCH 31, 2000


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

     On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 20 local limited partnerships to affiliates of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,950,530, which was collected in 1999. In March 1999, the Partnership made cash distributions of $6,881,025 to the limited partners and $69,505 to the general partners, which included using proceeds from the sale of the partnership interests.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

     The corporate general partner is involved in various lawsuits. None of these are related to REAL III.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended March 31, 2000.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


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

                                 REAL ESTATE ASSOCIATES LIMITED III
                                 (a California limited partnership)

                                  By: National Partnership Investments Corp. General Partner



                                         --------------------------------------
                                         Bruce Nelson
                                         President


                                  Date:
                                       ----------------------------------------



                                         --------------------------------------
                                         Paul Patierno
                                         Chief Financial Officer



                                  Date:
                                        ---------------------------------------