Form 10-Q/A
period 2000-03-31
REAL ESTATE ASSOCIATES LTD III
filed 2000-05-22
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A



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

                                 REAL ESTATE ASSOCIATES LIMITED III
                                 (a California limited partnership)

                                  By: National Partnership Investments Corp. General Partner



                                         /s/ BRUCE NELSON
                                         --------------------------------------
                                         Bruce Nelson
                                         President



                                  Date: May 22, 2000
                                       ----------------------------------------


                                         /s/ PAUL PATIERNO
                                         --------------------------------------
                                         Paul Patierno
                                         Chief Financial Officer


                                  Date: May 22, 2000
                                        ---------------------------------------