Form 10-Q
period 2000-06-30
REAL ESTATE ASSOCIATES LTD III
filed 2000-08-21
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2000

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000




PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                Balance Sheets, June 30, 2000 and December 31, 1999..................1

                Statements of Operations,
                      Six and Three Months Ended June 30, 2000 and 1999 .............2

                Statement of Partners' Equity (Deficiency),
                      Six Months Ended June 30, 2000 ................................3

                Statements of Cash Flows,
                      Six Months Ended June 30, 2000 and 1999 .......................4

                Notes to Financial Statements .......................................5

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ..........................11


PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings.................................................13

        Item 6.   Exhibits and Reports on Form 8-K..................................13

        Signatures    ..............................................................14

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                         2000
                                                                      (Unaudited)           1999
                                                                      -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                          $   988,213       $   894,213

CASH AND CASH EQUIVALENTS (Note 1)                                      5,583,169         5,571,366

DUE FROM NAPICO (Note 4)                                                       --             2,144
                                                                      -----------       -----------
          TOTAL ASSETS                                                $ 6,571,382       $ 6,467,723
                                                                      ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                                 $     6,305       $     6,161
                                                                      -----------       -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                     (133,326)         (134,361)
    Limited partners                                                    6,698,403         6,595,923
                                                                      -----------       -----------
                                                                        6,565,077         6,461,562
                                                                      -----------       -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                                $ 6,571,382       $ 6,467,723
                                                                      ===========       ===========



     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                      Six months     Three months     Six months     Three months
                                                        ended           ended           ended           ended
                                                    June 30, 2000   June 30, 2000   June 30, 1999   June 30, 1999
                                                    -------------   -------------   -------------   -------------
INTEREST AND OTHER INCOME                             $ 143,958       $  76,582       $  96,974       $  59,365
                                                      ---------       ---------       ---------       ---------
OPERATING EXPENSES:
      Legal and accounting                               67,416          33,000          78,298          44,084
      Management fees - general partner (Note 3)         64,646          32,322          88,494          44,247
      Administrative  (Notes 2 and 3)                    37,000          25,765          69,257          31,735
                                                      ---------       ---------       ---------       ---------
           Total operating expenses                     169,062          91,087         236,049         120,066
                                                      ---------       ---------       ---------       ---------
LOSS FROM OPERATIONS                                    (25,104)        (14,505)       (139,075)        (60,701)

COST RELATED TO SALE OF LIMITED
      PARTNERSHIP INTEREST (Note 2)                                                    (379,348)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    34,619              --          63,664          45,552

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                                    94,000          47,000         110,000          55,000
                                                      ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                     $ 103,515       $  32,495       $(344,759)      $  39,851
                                                      =========       =========       =========       =========
NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                    $       9       $       5       $     (30)      $       5
                                                      =========       =========       =========       =========



     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)



                                          General         Limited
                                         Partners         Partners          Total
                                        ----------       ----------      ----------
PARTNERSHIP INTERESTS                                        11,456
                                                         ==========

EQUITY (DEFICIENCY),
     January 1, 2000                    $ (134,361)      $6,595,923      $6,461,562

     Net Income for the six months
     ended June 30, 2000                     1,035          102,480         103,515
                                        ----------       ----------      ----------
EQUITY (DEFICIENCY),
     June 30, 2000                      $ (133,326)      $6,698,403      $6,565,077
                                        ==========       ==========      ==========



     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                         2000               1999
                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $    103,515       $   (344,759)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Equity in income of limited partnerships and
           amortization of acquisition costs                              (94,000)          (110,000)
       Decrease in due from affiliates                                      2,144
       Decrease in interest and other payables                                144           (307,390)
                                                                     ------------       ------------
            Net cash provided by (used in) operating activities            11,803           (762,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales proceeds                                                              --          1,950,530

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to partners                                                    --         (6,950,531)
                                                                     ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       11,803         (5,762,150)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          5,571,366         11,331,803
                                                                     ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  5,583,169       $  5,569,653
                                                                     ============       ============



     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

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

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and changes in cash flows for the six and three months then ended.

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

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                  JUNE 30, 2000


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

       NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 12 limited partnerships. The limited partnerships as of June 30, 2000 own residential low income rental projects consisting of 1,181 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                                  JUNE 30, 2000


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

       The following is a summary of the investment in limited partnerships for the six months ended June 30, 2000:


       Balance, beginning of period              $ 894,213
       Amortization of acquisitions costs           (2,000)
       Equity in income of limited partners         96,000
                                                 ---------
       Balance, end of period                    $ 988,213
                                                 =========

       The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:


                        Six months       Three months       Six months        Three months
                           ended             ended             ended              ended
                       June 30, 2000     June 30, 2000     June 30,1999      June 30, 1999
                       -------------     -------------     ------------      -------------
REVENUES
  Rental and other      $ 3,262,000       $ 1,631,000       $ 4,112,000       $ 2,056,000
                        -----------       -----------       -----------       -----------
EXPENSES
  Depreciation              632,000           316,000           816,000           408,000
  Interest                  894,000           447,000         1,120,000           560,000
  Operating               1,892,000           946,000         2,230,000         1,115,000
                        -----------       -----------       -----------       -----------
                          3,418,000         1,709,000         4,166,000         2,083,000
                        -----------       -----------       -----------       -----------
NET LOSS                $  (156,000)      $   (78,000)      $   (54,000)      $   (27,000)
                        ===========       ===========       ===========       ===========

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 20 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,950,000 which was collected in 1999. In March 1999, the Partnership made cash distributions of $6,881,025 to the limited partners and $69,505 to the general partners, which included using proceeds from the sale of the partnership interests.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the six months ended June 30, 2000 and 1999 was approximately $64,646 and $88,494, respectively.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,937 and $8,244 for the six months ended June 30, 2000 and 1999, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 4 - CONTINGENCIES (CONTINUED)

       of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

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

                                  JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in June 30, 2000, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                                  JUNE 30, 2000


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

       On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 20 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,950,530 which was collected in 1999. In March 1999, the Partnership made cash distributions of $6,881,025 to the limited partners and $69,505 to the general partners, which included using proceeds from the sale of the partnership interests.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

       The corporate general partner is involved in various lawsuits. None of these are related to REAL III.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2000.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


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

                                   REAL ESTATE ASSOCIATES LIMITED III
                                   (a California limited partnership)

                                   By:  National Partnership Investments Corp.
                                        General Partner


                                         /s/ BRUCE NELSON
                                        ----------------------------------------
                                        Bruce Nelson
                                        President


                                   Date: August 21, 2000
                                        ----------------------------------------


                                        /s/ PAUL PATIERNO
                                        ----------------------------------------
                                        Paul Patierno
                                        Chief Financial Officer



                                   Date: August 21, 2000
                                        ----------------------------------------