Form 10-Q
period 2000-09-30
REAL ESTATE ASSOCIATES LTD III
filed 2000-11-14
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2000

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                Balance Sheets, September 30, 2000 and December 31, 1999 ............1

                Statements of Operations,
                      Nine and Three Months Ended September 30, 2000 and 1999 .......2

                Statement of Partners' Equity (Deficiency),
                      Nine Months Ended September 30, 2000 ..........................3

                Statements of Cash Flows,
                      Nine Months Ended September 30, 2000 and 1999 .................4

                Notes to Financial Statements .......................................5

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ..........................11


PART II. OTHER INFORMATION

        Item 1.   Legal Proceedings.................................................14

        Item 6.   Exhibits and Reports on Form 8-K..................................14

        Signatures    ..............................................................15

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                            2000
                                                                         (Unaudited)          1999
                                                                         -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                             $ 1,037,013       $   894,213

CASH AND CASH EQUIVALENTS (Note 1)                                         5,609,069         5,571,366

DUE FROM NAPICO                                                                   --             2,144
                                                                         -----------       -----------
          TOTAL ASSETS                                                   $ 6,646,082       $ 6,467,723
                                                                         ===========       ===========

                                   LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                                    $    10,502       $     6,161
                                                                         -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                        (132,621)         (134,361)
    Limited partners                                                       6,768,201         6,595,923
                                                                         -----------       -----------
                                                                           6,635,580         6,461,562
                                                                         -----------       -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                                   $ 6,646,082       $ 6,467,723
                                                                         ===========       ===========

    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                      Nine months   Three months   Nine months    Three months
                                                         ended          ended         ended          ended
                                                     Sept. 30, 2000 Sept. 30, 2000 Sept. 30, 1999 Sept. 30, 1999
                                                     -------------- -------------- -------------- --------------
INTEREST AND OTHER INCOME                              $ 227,263       $83,305      $ 159,526       $ 62,552
                                                       ---------       -------      ---------       --------

OPERATING EXPENSES:
       Legal and accounting                               78,874        11,458         79,993          1,695
       Management fees - general partner (Note 3)         96,969        32,323        132,741         44,247
       Administrative  (Note 3)                           54,821        17,821        100,772         32,962
                                                       ---------       -------      ---------       --------
             Total operating expenses                    230,664        61,602        313,506         78,904
                                                       ---------       -------      ---------       --------

LOSS FROM OPERATIONS                                      (3,401)       21,703       (153,980)       (16,352)

COSTS RELATED TO SALE OF LIMITED
      PARTNERSHIP INTERESTS (Note 2)                          --            --       (380,795)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     34,619            --         63,663             --

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                                    142,800        48,800        165,000         55,000
                                                       ---------       -------      ---------       --------

NET (LOSS) INCOME                                      $ 174,018       $70,503      $(306,112)      $ 38,648
                                                       =========       =======      =========       ========

NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                     $      15       $     6      $     (27)      $      3
                                                       =========       =======      =========       ========


    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)


                                                    General         Limited
                                                   Partners         Partners         Total
                                                   ---------       ----------      ----------
           PARTNERSHIP INTERESTS                                       11,456
                                                                   ==========

           EQUITY (DEFICIENCY),
                 January 1, 2000                   $(134,361)      $6,595,923      $6,461,562

                 Net loss for the nine months
                 ended September 30, 2000              1,740          172,278         174,018
                                                   ---------       ----------      ----------
           EQUITY (DEFICIENCY),
                 September 30, 2000                $(132,621)      $6,768,201      $6,635,580
                                                   =========       ==========      ==========


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                             2000              1999
                                                                         -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $   174,018       $   (306,112)
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Equity in income of limited partnerships and
            amortization of acquisition costs                               (142,800)          (165,000)
        Increase in other assets                                               2,144                 --
        Increase (decrease) in interest and other payables                     4,341           (308,690)
                                                                         -----------       ------------

             Net cash provided by (used in) by operating activities           37,703           (779,802)
                                                                         -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales proceeds                                                                --          1,950,530
    Distributions from limited partnerships
       recognized as a return of investment                                       --             41,229
                                                                         -----------       ------------

             Net cash provided by investing activities                            --          1,991,759
                                                                         -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distribution to partners                                                      --         (6,950,531)
                                                                         -----------       ------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                      37,703         (5,738,574)
                                                                         -----------       ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             5,571,366         11,331,803
                                                                         -----------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 5,609,069       $  5,593,229
                                                                         ===========       ============


    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

        BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with accounting principles generally in the United States of America.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 12 limited partnerships. The limited partnerships as of September 30, 2000 own residential low income rental projects consisting of 1,181 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

        The following is a summary of the investment in limited partnerships for the nine months ended September 30, 2000:

        Balance, beginning of period                     $  894,213
        Amortization of acquisitions costs                   (2,200)
        Equity in income of limited partnerships            145,000
                                                         ----------
        Balance, end of period                           $1,037,013
                                                         ==========

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                            Nine months      Three months      Nine months        Three months
                               ended            ended             ended               ended
                          Sept. 30, 2000    Sept. 30, 2000    Sept. 30, 1999     Sept. 30,1999
                          --------------    --------------    --------------     -------------
REVENUES
     Rental and other        $4,894,000       $ 1,631,000       $ 6,168,000       $ 2,056,000
                            -----------       -----------       -----------       -----------
EXPENSES
     Depreciation               948,000           316,000         1,224,000           408,000
     Interest                 1,340,000           447,000         1,680,000           560,000
     Operating                2,838,000           946,000         3,345,000         1,115,000
                            -----------       -----------       -----------       -----------
                              5,126,000         1,709,000         6,249,000         2,083,000
                            -----------       -----------       -----------       -----------
    Net loss                $  (232,000)      $   (78,000)      $   (81,000)      $   (27,000)
                            ===========       ===========       ===========       ===========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

        Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the nine months ended September 30, 2000 and 1999 was approximately $97,000 and $133,000, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $8,600 and $12,400 for the nine months ended September 30, 2000 and 1999, respectively, and is included in administrative expenses.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries of Casden Properties Inc. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries of Casden Properties Inc. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

        The corporate general partner is involved in various lawsuits. None of these are related to REAL III.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2000.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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

                                     REAL ESTATE ASSOCIATES LIMITED III
                                     (a California limited partnership)

                                     By: National Partnership Investments Corp.,
                                         its General Partner



                                         By:  /s/ BRUCE NELSON
                                            ------------------------------------
                                            Bruce Nelson
                                            President


                                         Date:  Novmeber 14, 2000
                                              ----------------------------------


                                         By:  /s/ BRIAN H. SHUMAN
                                            ------------------------------------
                                            Brian H. Shuman
                                            Chief Financial Officer



                                         Date:  November 14, 2000
                                              ----------------------------------