Form 10-K405
period 2000-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2001-03-30
CIK 318986

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 2000

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

REAL III holds limited partnership interests in 11 local limited partnerships as of December 31, 2000, and a general partner interest in Real Estate Associates ("REA") which in turn holds limited partnership interests in an additional partnership; therefore, REAL III holds directly or indirectly through REA, investments in 12 local limited partnerships. The general partners of REA are REAL III and NAPICO. In December 1998, the Partnership sold its interest in 20 local limited partnerships to the Operating Partnership. Each of the limited partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 2000, the projects in which REAL III had invested were substantially rented. The following is a schedule of the status as of December 31, 2000, of the projects owned by local limited partnerships in which REAL III is a limited partner.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS AN INVESTMENT
                                DECEMBER 31, 2000


                                                                       Units Authorized
                                                                          For Rental
                                                                       Assistance Under
                                                                         Section 8 or
                                                                          Other Rent                         Percentage of
                                                   No. of                 Supplement         Units            Total Units
Name and Location                                  Units                   Program         Occupied             Occupied
-----------------                                  ------              -----------------   --------          -------------
Charlotte Lakeview, Riverview                       553                    553/  0           538                   97%
 Residential Project
 Rochester, NY

Hidden Pines Apts.                                   40                     40/  0            40                  100%
 Greenville, MI

Jenks School Apts.                                   83                     83/  0            78                   94%
 Pawtucket, RI

Lakeside Apts.                                       32                      0/ 21            32                   97%
 Stuart, FL

Ramblewood Apts.                                     64                      0/ 13            59                   92%
 Fort Payne, AL

Santa Maria Apts.                                    86                     86/  0            86                  100%
 San German, Puerto Rico

Sunset Grove Apts.                                   22                     22/  0            20                   91%
 Carson City, MI

Sunshine Canyon                                      26                     26/  0            25                   96%
 Stanton, MI

Village Apts.                                        50                     50/  0            50                  100%
 La Follette, TN

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS AN INVESTMENT
                          DECEMBER 31, 2000 (CONTINUED)


                                              Units Authorized
                                                 For Rental
                                              Assistance Under
                                                Section 8 or
                                                 Other Rent                          Percentage of
                                 No. of          Supplement          Units            Total Units
Name and Location                Units            Program          Occupied            Occupied
-----------------                ------       ----------------     --------          -------------
Vincente Geigel                    80              80/  0              80                 100%
 Polanco Apts.
 Isabela, Puerto Rico

Vista De Jagueyes                  73              73/  0              73                 100%
 Aguas Buenas, PR

Westgate Apts.                     72               0/ 16              67                  93%
 Albertville, AL
                                -----              ------           -----                 ---

TOTALS                          1,181              460/50           1,148                  97%
                                =====              ======           =====                 ===

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL III holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.


ITEM 3. LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

As of December 31, 2000, REAL III's Corporate General Partner was plaintiff or defendant in several other lawsuits. None of these suits were related to REAL III.


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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2000, there were 1,889 registered holders of units in REAL III. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the limited partnerships. A distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989. This represented the proceeds from the sale of one of the Partnership's real estate investments. In March 1999, the Partnership made distributions of $6,881,025 to the limited partners and $69,506 to the general partners, which included using proceeds from the sale of the partnership interests. No other distributions have been made since the inception of the Partnership.

ITEM 6. SELECTED FINANCIAL DATA:


                                                                   Year Ended December 31,
                                   ----------------------------------------------------------------------------------------

                                       2000               1999               1998               1997               1996
                                   ------------       ------------       ------------       ------------       ------------
Loss From Operations               $     (2,728)      $   (515,047)      $   (928,096)      $   (443,767)      $   (518,472)

Gain on Sale of  Limited
   Partnership Interests                     --                 --          2,647,716                 --                 --

Distributions From
   Limited Partnerships
   Recognized as Income                  34,619             18,112          1,508,602          1,072,912            858,869

Equity in Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                    216,729            190,985            564,059            255,652            383,682
                                   ------------       ------------       ------------       ------------       ------------

Net (Loss) Income                  $    248,620       $   (305,950)      $  3,792,281       $    884,797       $    724,079
                                   ============       ============       ============       ============       ============

Net (Loss) Income per Limited
   Partnership Interest            $         21       $        (26)      $        328       $         76       $         63
                                   ============       ============       ============       ============       ============



Total assets                       $  6,725,476       $  6,467,723       $ 14,026,790       $ 11,960,231       $ 10,933,018
                                   ============       ============       ============       ============       ============

Investments in Limited
   Partnerships                    $  1,069,713       $    894,213       $    744,457       $  1,249,421       $  1,063,487
                                   ============       ============       ============       ============       ============

Notes Payable                      $         --       $         --       $         --       $  1,510,000       $  1,510,000
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

At December 31, 2000, the Partnership has investments in 12 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 20 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 95% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 2000, the Partnership has a positive investment balance in only one local limited partnership.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total net (loss) income from the local limited partnerships that was allocated to the Partnership was $(499,000), $(310,000) and $99,000 for the years ended December 31, 2000, 1999 and 1998, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in income of limited partnerships of $216,729, $190,985 and $564,059 for the years ended December 31, 2000, 1999 and 1998, respectively. The income recognized decreased in 2000 and 1999 as a result of the sale of certain partnership interests on December 30, 1998. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $17,460,000 and $16,745,000 as of December 31, 2000 and 1999, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $34,619, $18,112 and $1,508,602 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. Distributions decreased in 2000 and 1999 as a result of the sale of certain partnership interests in 1998.

As of December 31, 2000, 1999 and 1998, the Partnership has cash and cash equivalents of $5,655,763, $5,571,366 and $11,331,803, respectively.
Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. Interest income has been decreasing as a result of decreasing cash and cash equivalent balances. This resulted in the Partnership earning $314,363, $215,072 and $493,522 in interest income for the years ended December 31, 2000, 1999 and 1998, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1998 as a result of the sale of partnership interests, management fees decreased from $454,800 for 1998 to $129,292 for 2000 and 1999.

Until the sale of the partnership interests on December 30, 1998, the Partnership was obligated on non-recourse notes payable of $1,510,000 which bore interest at 10 percent per annum and had principal maturities ranging from June 2020 to March 2024. The notes and related interest were payable from cash flow generated from operations of the related rental properties as defined in the notes. These obligations were collateralized by the Partnership's investments in the limited partnerships. Unpaid interest was due at maturity of the notes. Interest expense was $151,000 for the year ended December 31, 1998. The Partnership was relieved of these notes and related accrued interest in connection with the sale of the partnership interests.

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

As a result of the foregoing, the Partnership in 1997 commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $434,940 and $627,059 for the years ended December 31, 1999 and 1998, respectively, and are included in administrative expenses.

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

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners" interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were generally consistent and were $121,717, $94,550 and $83,573 for the years ended December 31, 2000, 1999 and 1998, respectively. Administrative expenses were $66,082, $506,277 and $732,245 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $11,349, $16,488 and $35,231 for the years ended December 31, 2000, 1999 and 1998, respectively. Also included in administrative expenses for 1999 and 1998 is $434,940 and $627,059, respectively, related to the aforementioned third party review of the properties owned by the local partnerships. Accounts payable at December 31, 1998 includes $283,861 of such costs.

Revenues and expenses of the local limited partnerships decreased during the year ended December 31, 2000 and 1999 as compared to 1998, as a result of the sale of 20 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $22,480,000 for the year ended December 31, 1998, to $6,583,000 and $6,525,000 for the years ended December 31, 2000 and 1999, respectively.

Total expenses for the local partnerships decreased from $22,380,000 for the year ended December 31, 1998 to $7,090,000 and $6,835,000 for the years ended December 31, 2000 and 1999, respectively.

The total net (loss) income for the local partnerships for 2000, 1999 and 1998 aggregated $(507,000), $(310,000) and $101,000, respectively. The (loss) income allocated to the Partnership was $(499,000), $(310,000) and $99,000 for 2000, 1999 and 1998, respectively.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited III
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited III (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 16 percent and 13 percent of total assets as of December 31, 2000 and 1999, respectively, and the equity in income of these limited partnerships represents 25 percent, 17 percent and 11 percent of the total net income of the Partnership for the years ended December 31, 2000, 1999 and 1998, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 28, 2001

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS


                                                             2000              1999
                                                         -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)             $ 1,069,713       $   894,213

CASH AND CASH EQUIVALENTS (Note 1)                         5,655,763         5,571,366

DUE FROM NAPICO (Note 4)                                          --             2,144
                                                         -----------       -----------

          TOTAL ASSETS                                   $ 6,725,476       $ 6,467,723
                                                         ===========       ===========


                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                    $    15,294       $     6,161
                                                         -----------       -----------


COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                        (131,875)         (134,361)
    Limited partners                                       6,842,057         6,595,923
                                                         -----------       -----------

                                                           6,710,182         6,461,562
                                                         -----------       -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                   $ 6,725,476       $ 6,467,723
                                                         ===========       ===========


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                        2000             1999              1998
                                                    -----------       -----------       -----------
INTEREST AND OTHER INCOME                           $   314,363       $   215,072       $   493,522

OPERATING EXPENSES:
    Legal and accounting                                121,717            94,550            83,573
    Management fees - general partner (Note 4)          129,292           129,292           454,800
    Interest (Note 3)                                        --                --           151,000
    Administrative  (Note 4)                             66,082           506,277           732,245
                                                    -----------       -----------       -----------

              Total operating expenses                  317,091           730,119         1,421,618
                                                    -----------       -----------       -----------

LOSS FROM OPERATIONS                                     (2,728)         (515,047)         (928,096)

GAIN ON SALE OF LIMITED PARTNERSHIP
      INTERESTS (Note 2)                                     --                --         2,647,716

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    34,619            18,112         1,508,602

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                                   216,729           190,985           564,059
                                                    -----------       -----------       -----------

NET INCOME (LOSS)                                   $   248,620       $  (305,950)      $ 3,792,281
                                                    ===========       ===========       ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                  $        21      $       (26)      $       328
                                                    ===========       ===========       ===========


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                               General           Limited
                              Partners           Partners             Total
                            ------------       ------------       ------------
EQUITY (DEFICIENCY),
   January 1, 1998          $    (99,718)      $ 10,025,480       $  9,925,762

   Net income for 1998            37,923          3,754,358          3,792,281
                            ------------       ------------       ------------

EQUITY (DEFICIENCY),
   December 31, 1998             (61,795)        13,779,838         13,718,043

   Distributions                 (69,506)        (6,881,025)        (6,950,531)

   Net loss for 1999              (3,060)          (302,890)          (305,950)
                            ------------       ------------       ------------

EQUITY (DEFICIENCY),
   December 31, 1999            (134,361)         6,595,923          6,461,562

   Net income for 2000             2,486            246,134            248,620
                            ------------       ------------       ------------

EQUITY (DEFICIENCY),
   December 31, 2000        $   (131,875)      $  6,842,057       $  6,710,182
                            ============       ============       ============


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                            2000               1999               1998
                                                                        ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                 $    248,620       $   (305,950)      $  3,792,281
      Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
          Gain on sale of limited partnership interests                           --                 --         (2,647,716)
          Equity in income of limited partnerships and
              amortization of acquisition costs                             (216,729)          (190,985)          (564,059)
          Decrease (increase) in other assets                                  2,144             (2,144)           135,000
          Increase accrued interest payable                                       --                 --             23,685
          Increase (decreease) in accounts payables                            9,133           (302,586)           198,555
                                                                        ------------       ------------       ------------

               Net cash provided by (used in) operating activities            43,168           (801,665)           937,746
                                                                        ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs related to sale of partnership interests                              --                 --           (262,206)
      Distribution from limited partnerships
           recognized as return of capital                                    41,229             41,229            305,634
      Capital contributions and advances
           to limited partnerships                                                --                 --           (225,181)
      Proceeds from the sale of limited partnership interests                     --          1,950,530                 --
                                                                        ------------       ------------       ------------

                Net cash provided by investing activities                     41,229          1,991,759           (181,753)
                                                                        ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                                   --         (6,950,531)                --
                                                                        ------------       ------------       ------------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                         84,397         (5,760,437)           755,993

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                                    5,571,366         11,331,803         10,575,810
                                                                        ------------       ------------       ------------

CASH AND CASH EQUIVALENTS,
      END OF YEAR                                                       $  5,655,763       $  5,571,366       $ 11,331,803
                                                                        ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION:
         Cash paid during the year for interest                         $         --       $         --       $    127,315
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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Real Estate Associates Limited III (the "Partnership") was formed under the California Limited Partnership Act on July 25, 1980. The Partnership was formed to invest either directly or indirectly in other partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. ("NAPICO"), the corporate general partner, and Coast Housing Investment Associates ("CHIA"), a limited partnership. The business of the Partnership is conducted primarily by NAPICO.

       Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The remaining economic interest, including a majority of the voting common stock, continues to be owned by CIC.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

       Basis of Presentation

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Cash and Cash Equivalents

       Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit with high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

2.     INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 12 limited partnerships as of December 31, 2000 and 1999, after selling its interest in 20 limited partnerships in 1998. The limited partnerships own residential low income rental projects consisting of 1,181 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to between 95 percent and 99 percent of the profits and losses of the limited partnerships.

       Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $17,460,000 and $16,745,000 as of December 31, 2000 and 1999, respectively.

       Distributions from limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:


                                                                2000              1999
                                                            -----------       -----------
Investment balance, beginning of year                       $   894,213       $   744,457
Equity in income of limited partnerships                        218,950           193,206
Investment in limited partnerships sold
Amortization of capitalized acquisition costs and fees           (2,221)           (2,221)
Cash distributions recognized as return of capital              (41,229)          (41,229)
                                                            -----------       -----------

Investment balance, end of year                             $ 1,069,713       $   894,213
                                                            ===========       ===========

       The difference between the investment in the accompanying balance sheets at December 31, 2000 and 1999, and the deficiency per the limited partnerships' combined financial statements is due primarily to the cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

       Selected financial information from the combined financial statements at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets

                                                      2000           1999
                                                    --------       --------
                                                         (in thousands)
Land and buildings, net                             $ 11,520       $ 12,614
                                                    ========       ========

Total assets                                        $ 14,802       $ 15,787
                                                    ========       ========

Mortgages payable                                   $ 29,064       $ 29,569
                                                    ========       ========

Total liabilities                                   $ 31,431       $ 31,810
                                                    ========       ========

Deficiency in Equity of Real Estate Associates
  Limited III                                       $(16,910)      $(16,338)
                                                    ========       ========

Equity of other partners                            $    281       $    315
                                                    ========       ========

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations


                                                     2000            1999            1998
                                                    -------       ----------       -------
                                                                (in thousands)
Total revenue                                       $ 6,583       $    6,525       $22,480
                                                    =======       ==========       =======

Interest expense                                    $ 1,799       $    1,787       $ 6,564
                                                    =======       ==========       =======

Depreciation                                        $ 1,278       $    1.264       $ 3,617
                                                    =======       ==========       =======

Total expenses                                      $ 7,090       $    6,835       $22,380
                                                    =======       ==========       =======

Net (loss) income                                   $  (507)      $     (310)      $   101
                                                    =======       ==========       =======

Net (loss) income allocable to the Partnership      $  (499)      $     (310)      $    99
                                                    =======       ==========       =======


       Land and buildings, above, have been adjusted for the amount by which the investments in the limited partnerships exceed the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

       An affiliate of NAPICO was the general partner in one of the limited partnerships in which the partnership interest was sold on December 30, 1998, and another affiliate received property management fees of 5 percent of its revenue. The affiliate received property management fees of $16,128 in 1998.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

       As a result of the foregoing, the Partnership in 1997 commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $434,940 and $627,059 for the years ended December 31, 1999 and 1998, respectively, and are included in administrative expenses. Accounts payable at December 31, 1998 includes $283,861 of such costs.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

3.     NOTES PAYABLE

       Certain of the Partnership's investments involved purchases of partnership interests from partners who subsequently withdrew from the operating partnership. The Partnership was obligated on non-recourse notes payable of $1,510,000, bearing interest at 10 percent, to the sellers of the partnership interests. These notes had principal maturity dates in June 2020 and March 2024 or upon the sale or refinancing of the underlying partnership properties. These notes and the related interest were collateralized by the Partnership's investment in the respective limited partnerships and were payable only out of cash distributions from the investee partnerships, as defined in the notes. Unpaid interest was due at maturity of the notes.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

4.     FEES AND EXPENSES DUE GENERAL PARTNER (CONTINUED)

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $11,349, $16,488 and $35,231 in 2000, 1999 and 1998,
       respectively, and is included in administrative expenses.

5.     CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

8.     FOURTH QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $74,000, between the estimated nine-month equity in income and the actual total for 2000 equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                              Year Ended December 31, 2000
                                -------------------------------------------------------------------------------------
                                                                 Cash         Equity
                                 Balance                        Distri-         in                         Balance
                                 January         Capital        butions       Income                       December
Limited Partnerships             1, 2000       Contributions   Received       (Loss)         Sale          31, 2000
-----------------------------   -----------    ------------    ----------    ----------    ----------     -----------
Charlotte                      $              $               $             $             $             $
Hidden Pines Apartments
Jenks School Apartments            894,213                       (41,229)      216,729                     1,069,713
Lakeside Apartments
Ramblewood Apartments
Santa Maria Apartments
Sunset Grove Apartments
Sunshine Canyon Apartments
Vicente Geigel Polanco Apts.
Village Apartments
Vista De Jagueyes
Westgate Apartments
                                -----------    ------------    ----------    ----------    ----------     -----------

                               $   894,213    $         --    $  (41,229)   $  216,729    $       --    $  1,069,713
                                ===========    ============    ==========    ==========    ==========     ===========

                                                                     SCHEDULE
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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
Lakeside Apartments
Ramblewood Apartments
Santa Maria Apartments
Sunset Grove Apartments
Sunshine Canyon Apartments
Vicente Geigel Polanco Apts.
Village Apartments
Vista De Jagueyes
Westgate Apartments
                                -----------    ------------    ----------    ----------    ----------     -----------

                               $   744,457    $         --    $  (41,229)   $  190,985    $       --    $    894,213
                                ===========    ============    ==========    ==========    ==========     ===========

                                                                     SCHEDULE
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                              Year Ended December 31, 1998
                                -------------------------------------------------------------------------------------
                                                                 Cash         Equity
                                 Balance                        Distri-         in                         Balance
                                 January         Capital        butions       Income                       December
Limited Partnerships             1, 1998       Contributions   Received       (Loss)         Sale          31, 1998
-----------------------------   -----------    ------------    ----------    ----------    ----------     -----------
Bowin Place *                  $   683,280    $               $  (39,861)   $  154,970    $ (798,389)   $         --
Casa de las Hermanitas *
Charlotte
Creekview Apartments *
Foothill Gardens *
Frazier Park Apartments *
Gary Manor *
Grandview Homes *
Hidden Pines Apartments
Highlawn Place *                                                (175,156)      175,156                            --
Jenks School Apartments            566,141                       (41,229)      219,545                       744,457
Kern Villa *
Lakeside Apartments
New Baltimore Towers *                                           (23,749)       23,749                            --
Panorama Park Apartments *                                       (25,639)       25,639                            --
Ramblewood Apartments                               35,000                     (35,000)                           --
Santa Maria Apartments
Senior Chateau *
Sheraton Towers *
South Bay Villa *
Sunset Grove Apartments
Sunshine Canyon Apartments
Tujunga Gardens *
Twenty-Nine Palms Apartments *
Vicente Geigel Polanco Apts.
Village Apartments
Village Apartments (Kaufman) *
Village Grove Apartments *                         190,181                                  (190,181)             --
Vista De Jagueyes
Westgate Apartments
Wilderness Trail Manor *
Wilkes Towers *
                                -----------    ------------    ----------    ----------    ----------     -----------

                               $ 1,249,421    $    225,181    $ (305,634)   $  564,059    $ (988,570)   $    744,457
                                ===========    ============    ==========    ==========    ==========     ===========


* Sold to the Operating Partnership in 1998

                                                                     SCHEDULE
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED III
          INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                        FROM AFFILIATES AND OTHER PERSONS
                                   YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998


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

                                                                    SCHEDULE III


                       REAL ESTATE ASSOCIATES LIMITED III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL III HAS INVESTMENTS
                                DECEMBER 31, 2000



                                                                           Buildings,
                                                                        Furnishings and
                                                                       Equipment-Initial
                                                                       Cost to Partnership
                                  Number of   Outstanding              and Amount Carried               Accumulated    Construction
Partnership/Location                Units    Mortgage Loan     Land    at Close of Period   Total       Depreciation      Period
Charlottle Lakeview                   553    $12,013,320    $   551,500    $19,108,245   $19,659,745    $16,545,999     (A)
  Rochester, NY
Hidden Pines Apartments                40      1,351,017         43,954      1,648,093     1,692,047      1,644,550     1981
  Greenville, Michagan
Jenks School Apartments                83      1,693,527         96,740      3,706,993     3,803,733      2,224,269     1981-1982
  Pawtucket, Rhode Island
Lakeside Apartments                    32        921,572         72,336      1,017,782     1,090,118        812,319     1980-1981
  Stuart, Florida
Ramblewood Apartments                  64      1,472,909         53,267      2,115,646     2,168,913      1,176,947     1980-1981
  Fort Payne, Alabama
Santa Maria Apartments                 86      2,745,057         86,106      3,452,503     3,538,609      2,294,900     1981-1982
  San German, Puerto Rico
Sunset Groove Apartments               22        640,797         19,432        815,429       834,861        800,666     1981-1982
  Carson City, Michagan
Sunshine Canyon Apartments             26        823,340         20,262        999,551     1,019,813        981,865     1981-1982
  Stanton, Michagan
Village Apartments                     50      1,424,108         65,245      1,805,622     1,870,867      1,321,700     1981-1982
  La Follette, Tennessee
Vicente Geigel Polanco Apts            80      2,533,574        107,685      3,052,518     3,160,203      1,999,812     1981-1982
  Issabela, Puerto Rico
Vista De Jagueyes                      73      2,471,167        102,554      3,256,461     3,359,015      2,335,366     1981-1982
  Aguas Buenas, Puerto Rico
Westgate Apartments                    72        974,099         80,000      1,487,142     1,567,142        864,788     1980-1981
  Albertville, Alabama
Additional basis of real estate
due to REAL III's capital
contribution to investee limited
partnership                                                      84,671      2,649,036     2,733,707      1,975,138
                                             -----------    -----------    -----------   -----------    ------------

TOTAL                                1181    $29,064,487    $ 1,383,752    $45,115,021   $46,498,773    $ 34,978,319
                                             ===========    ===========    ===========   ===========    ============


(A) This project was completed when REAL III entered the local partnership.

                                                                    SCHEDULE III
                                                                    (Continued)

                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL III HAS INVESTMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


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

        3.  Investments in property and equipment:


                                                          Buildings,
                                                          Furnishings
                                         Land            and Equipment            Total
                                     -------------       -------------       -------------
Balance, January 1, 1998             $   8,828,183       $ 122,989,515       $ 131,817,698

Sales of Properties during 1998         (7,444,431)        (78,827,654)        (86,272,085)

Net additions during 1998                       --             655,826             655,826
                                     -------------       -------------       -------------

Balance, December 31, 1998               1,383,752          44,817,687          46,201,439

Net additions during 1999                       --             133,582             133,582
                                     -------------       -------------       -------------

Balance, December 31, 1999               1,383,752          44,951,269          46,335,021

Net additions during 2000                       --             163,752             163,752
                                     -------------       -------------       -------------

Balance, December 31, 2000           $   1,383,752       $  45,115,021       $  46,498,773
                                     =============       =============       =============

                                                                    SCHEDULE III
                                                                    (Continued)


                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL III HAS INVESTMENTS
                                DECEMBER 31, 2000


                                               Buildings,
                                              Furnishings
                                                  And
                                               Equipment
                                             ------------
Accumulated Depreciation:

Balance, January 1, 1998                     $ 79,151,083

Sales of Properties during 1998               (50,235,484)

Net additions during 1998                       3,576,549
                                             ------------

Balance, December 31, 1998                     32,492,148

Net additions during 1999                       1,228,951
                                             ------------

Balance, December 31, 1999                     33,721,099

Net additions during 2000                       1,257,220
                                             ------------

Balance, December 31, 2000                   $ 34,978,319
                                             ============

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED III (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 71, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 49, President, Chief Operating Officer and a director of
NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments. Mr. Nelson is a member of the Board of Directors of Casden Properties Inc. and is a Director of the Affordable Housing Tax Credit Coalition.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time, Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 55, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, the President's Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

BRIAN H. SHUMAN, 38, Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

PATRICIA W. TOY, 71, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 34, Senior Vice President, General Counsel and Secretary.

Mr. Sussman joined NAPICO in 1998, and is responsible for the legal affairs of NAPICO and its affiliates. He is also the President of NPEI and a member of the preliminary investment committee. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels. Mr. Sussman received a Bachelor of Arts degree from the University of California, Berkeley and Juris Doctor and Master in Business Administration degrees from the University of Southern California. He is a member of the State Bar of California, and holds Series 22, 39 and 63 licenses issued by the National Association of Securities Dealers, Inc.

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


ITEM 11. MANAGEMENT RENUMERATION AND TRANSACTIONS

Real Estate Associates Limited III has no officers, employees or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate

General Partner an annual management fee. The annual management fee is approximately equal to .4 percent of the invested assets, including the Partnership's allocable share of the mortgages related to real estate properties held by local limited partnerships is to be paid to the general partners. The fee is earned beginning in the month the Partnership makes its initial contribution to the limited partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)    Security Ownership of Certain Beneficial Owners

       The general partners own all of the outstanding general partnership interests of REAL III; no person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

(b)    At December 31, 2000, security ownership of management is as listed:


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $129,292, $129,292 and $454,800 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $11,349, $16,488 and $35,231 in 2000, 1999 and 1998, respectively, and is included in operating expenses.

An affiliate of NAPICO was the general partner in one of the limited partnerships in which the partnership interest was sold on December 30, 1998, and another affiliate received property management fees of approximately 5 percent of its revenue. The affiliate received property management fees of $16,128 in 1998.

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2000 and 1999.

Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 2000, 1999 and 1998.

Statements of Cash Flow for the years ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED III, REAL ESTATE ASSOCIATES AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED III AND REAL ESTATE ASSOCIATES HAVE INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 2000, 1999 and
1998.

Schedule III - Real estate and accumulated depreciation, December 31, 2000, 1999 and 1998.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 2000.

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


REAL ESTATE ASSOCIATES LIMITED III

By:    NATIONAL PARTNERSHIP INVESTMENTS CORP.
       General Partner

/s/ CHARLES H. BOXENBAUM
---------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
---------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
---------------------------------------
Alan I. Casden
Director


/s/ BRIAN H. SHUMAN
---------------------------------------
Brian H. Shuman
Chief Financial Officer