Form 10-Q
period 2001-03-31
REAL ESTATE ASSOCIATES LTD III
filed 2001-05-15
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2001

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001


PART I. FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Balance Sheets, March 31, 2001 and December 31, 2000................      1

                    Statements of Operations,
                        Three Months Ended March 31, 2001 and 2000 .....................      2

                    Statement of Partners' Equity (Deficiency),
                        Three Months Ended March 31, 2001 ..............................      3

                    Statements of Cash Flows,
                        Three Months Ended March 31, 2001 and 2000 .....................      4

                    Notes to Financial Statements ......................................      5

           Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ............................     10


PART II. OTHER INFORMATION

           Item 1.  Legal Proceedings...................................................     12

           Item 6.  Exhibits and Reports on Form 8-K....................................     12

           Signatures ..................................................................     13

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                      2001                  2000
                                                                  (Unaudited)            (Audited)
                                                                  -----------           -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                      $ 1,122,713           $ 1,069,713

CASH AND CASH EQUIVALENTS (Note 1)                                  5,680,416             5,655,763
                                                                  -----------           -----------

          TOTAL ASSETS                                            $ 6,803,129           $ 6,725,476
                                                                  ===========           ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable (Note 2)                                    $     7,929           $    15,294
                                                                  -----------           -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                 (131,025)             (131,875)
    Limited partners                                                6,926,225             6,842,057
                                                                  -----------           -----------

                                                                    6,795,200             6,710,182
                                                                  -----------           -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                            $ 6,803,129           $ 6,725,476
                                                                  ===========           ===========


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                               2001              2000
                                                             --------          --------
INTEREST AND OTHER INCOME                                    $ 69,078          $ 67,328
                                                             --------          --------

OPERATING EXPENSES:
         Legal and accounting                                  16,300            34,416
         Management fees - general partner (Note 3)            32,323            32,324
         Administrative (Note 3)                               10,362            11,235
                                                             --------          --------

              Total operating expenses                         58,985            77,975
                                                             --------          --------

INCOME (LOSS) FROM OPERATIONS                                  10,093           (10,647)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                          21,925            34,619

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                                          53,000            47,000
                                                             --------          --------

NET INCOME                                                   $ 85,018          $ 70,972
                                                             ========          ========

NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                                       $      7          $      6
                                                             ========          ========


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                  General             Limited
                                                 Partners             Partners              Total
                                                ----------           ----------          ----------
PARTNERSHIP INTERESTS                                                    11,456
                                                                     ==========

EQUITY (DEFICIENCY),
       January 1, 2001                          $ (131,875)          $6,842,057          $6,710,182

       Net income for the three months
       ended March 31, 2001                            850               84,168              85,018
                                                ----------           ----------          ----------

EQUITY (DEFICIENCY),
       March 31, 2001                           $ (131,025)          $6,926,225          $6,795,200
                                                ==========           ==========          ==========


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                           2001                  2000
                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                      $    85,018           $    70,972
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Equity in income of limited partnerships and
               amortization of acquisition costs                           (53,000)              (47,000)
           (Decrease) increase in interest and other payables               (7,365)                  169
                                                                       -----------           -----------

                Net cash provided by operating activities                   24,653                24,141
                                                                       -----------           -----------

NET INCREASE IN CASH AND
       CASH EQUIVALENTS                                                     24,653                24,141

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           5,655,763             5,571,366
                                                                       -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 5,680,416           $ 5,595,507
                                                                       ===========           ===========


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited III (the "Partnership") annual report for the year ended December 31, 2000. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and changes in cash flows for the three months then ended.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       NET INCOME PER LIMITED PARTNERSHIP INTEREST

       Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 11,456 for the periods presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       As of March 31, 2001, the Partnership holds limited partnership interests in 12 limited partnerships The limited partnerships as of March 31, 2001 own residential low income rental projects consisting of 1,181 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following is a summary of the investment in limited partnerships for the three months ended March 31, 2001:

       Balance, beginning of period                             $1,069,713
       Amortization of acquisitions costs                           (1,000)
       Equity in income of limited partnerships                     54,000
                                                                ----------
       Balance, end of period                                   $1,122,713
                                                                ==========

       The following are unaudited combined estimated statements of operations for the three months ended March 31, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                              Three months          Three months
                                                 ended                 ended
                                             March 31, 2001        March 31, 2000
                                             --------------        --------------
       REVENUES
            Rental and other                  $ 1,646,000           $ 1,631,000
                                              -----------           -----------

       EXPENSES
            Depreciation                          320,000               316,000
            Interest                              450,000               447,000
            Operating                           1,003,000               946,000
                                              -----------           -----------

                                                1,773,000             1,709,000
                                              -----------           -----------

       NET LOSS                               $  (127,000)          $   (78,000)
                                              ===========           ===========

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

       Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long-term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the three months ended March 31, 2001 and 2000 was approximately $32,000 and $32,000, respectively.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $3,600 and $4,100 for the three months ended March 31, 2001 and 2000, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 4 - CONTINGENCIES (CONTINUED)

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

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments. The carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors in March 12, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

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

                                 MARCH 31, 2001


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended March 31, 2001.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001


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

                                   REAL ESTATE ASSOCIATES LIMITED III
                                   (a California limited partnership)

                                   By:  National Partnership Investments Corp.
                                        General Partner


                                        /s/ BRUCE NELSON
                                        --------------------------------------
                                        Bruce Nelson
                                        President


                                   Date:  MAY 15, 2001
                                        --------------------------------------


                                        /s/ BRIAN H. SHUMAN
                                        --------------------------------------
                                        Brian H. Shuman
                                        Chief Financial Officer



                                   Date:  MAY 15, 2001
                                        --------------------------------------