Form 10-Q
period 2001-06-30
REAL ESTATE ASSOCIATES LTD III
filed 2001-08-14
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2001

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001




PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                   Balance Sheets, June 30, 2001 and December 31, 2000................   1

                   Statements of Operations,
                          Six and Three Months Ended June 30, 2001 and 2000 ..........   2

                   Statement of Partners' Equity (Deficiency),
                          Six Months Ended June 30, 2001 .............................   3

                   Statements of Cash Flows,
                          Six Months Ended June 30, 2001 and 2000 ....................   4

                   Notes to Financial Statements .....................................   5

         Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ........................   1


PART II.  OTHER INFORMATION

         Item 1.     Legal Proceedings................................................   13

         Item 6.     Exhibits and Reports on Form 8-K.................................   13

         Signatures ..................................................................   14

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                            2001
                                                                         (Unaudited)          2000
                                                                         -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                             $ 1,179,188       $ 1,069,713

CASH AND CASH EQUIVALENTS                                                  5,645,683         5,655,763
                                                                         -----------       -----------

          TOTAL ASSETS                                                   $ 6,824,871       $ 6,725,476
                                                                         ===========       ===========


                                   LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                                    $   186,285       $    15,294
                                                                         -----------       -----------



COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                        (132,591)         (131,875)
    Limited partners                                                       6,771,177         6,842,057
                                                                         -----------       -----------

                                                                           6,638,586         6,710,182
                                                                         -----------       -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                                   $ 6,824,871       $ 6,725,476
                                                                         ===========       ===========



     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                       Six months    Three months     Six months     Three months
                                                         ended          ended            ended          ended
                                                     June 30, 2001   June 30, 2001   June 30, 2000   June 30, 2000
                                                     -------------   -------------   -------------   -------------
INTEREST AND OTHER INCOME                              $ 118,850       $  49,772       $ 143,958       $  76,582
                                                       ---------       ---------       ---------       ---------

OPERATING EXPENSES:
       Legal and accounting                              217,613         201,313          67,417          33,000
       Management fees - general partner (Note 3)         64,645          32,322          64,645          32,322
       Administrative  (Note 3)                           39,588          29,226          37,000          25,765
                                                       ---------       ---------       ---------       ---------

             Total operating expenses                    321,846         262,861         169,062          91,087
                                                       ---------       ---------       ---------       ---------

LOSS FROM OPERATIONS                                    (202,996)       (213,089)        (25,104)        (14,505)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     21,925               -          34,619               -

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                                    109,475          56,475          94,000          47,000
                                                       ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                      $ (71,596)      $(156,614)      $ 103,515       $  32,495
                                                       =========       =========       =========       =========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                     $      (6)      $     (14)      $       9       $       5
                                                       =========       =========       =========       =========






     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



                                         General          Limited
                                         Partners         Partners            Total
                                       ------------      -----------       ------------
PARTNERSHIP INTERESTS                                        11,456
                                                         ===========


EQUITY (DEFICIENCY),
      January 1, 2001                  $  (131,875)      $ 6,842,057       $ 6,710,182

      Net loss for the six months
      ended June 30, 2001                     (716)          (70,880)          (71,596)
                                       -----------       -----------       -----------

EQUITY (DEFICIENCY),
      June 30, 2001                    $  (132,591)      $ 6,771,177       $ 6,638,586
                                       ===========       ===========       ===========


















     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                          2001              2000
                                                                      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $   (71,596)      $   103,515
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Equity in income of limited partnerships and
            amortization of acquisition costs                            (109,475)          (94,000)
        Decrease in due from affiliates                                         -             2,144
        Decrease in interest and other payables                           170,991               144
                                                                      -----------       -----------

             Net cash (used in) provided by operating activities          (10,080)           11,803

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          5,655,763         5,571,366
                                                                      -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 5,645,683       $ 5,583,169
                                                                      ===========       ===========









     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited III (the "Partnership") annual report for the year ended December 31, 2000. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and changes in cash flows for the six and three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the managing general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                                  JUNE 30, 2001



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

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit with high credit quality institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 12 limited partnerships, located in 7 different states. The limited partnerships as of June 30, 2001 own residential low income rental projects consisting of 1,181 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The Partnership, as a limited partner, is entitled to between 94.9 percent and 99 percent of the profits and losses of the limited partnerships. The Partnership is also entitled to 99.9 percent of the profits and losses of REA. REA holds a 99 percent interest in the limited partnership in which it has invested.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $17,800,000 and $17,460,000 as of March 31, 2001 and December 31, 2000, respectively.

        Distributions from limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.

        The following is a summary of the investment in limited partnerships for the six months ended June 30, 2001:

        Balance, beginning of period                           $1,069,713
        Equity in income of limited partnerships                  109,475
                                                               ----------

        Balance, end of period                                 $1,179,188
                                                               ==========

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                    Six months         Three months        Six months       Three months
                                       ended               ended              ended             ended
                                   June 30, 2001       June 30, 2001      June 30, 2000     June 30, 2000
                                   -------------       -------------      -------------     -------------
        REVENUES
             Rental and other         $3,292,000       $1,646,000           $3,262,000        $1,631,000
                                      ----------       ----------           ----------        ----------

        EXPENSES
             Depreciation                640,000          320,000              632,000           316,000
             Interest                    900,000          450,000              894,000           447,000
             Operating                 2,006,000        1,003,000            1,892,000           946,000
                                      ----------       ----------           ----------       -----------

                                       3,546,000        1,773,000            3,418,000         1,709,000
                                      ----------       ----------           ----------       -----------

        NET LOSS                      $ (254,000)      $ (127,000)          $ (156,000)      $   (78,000)
                                      ==========       ==========           ==========       ===========

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the six months ended June 30, 2001 and 2000 was approximately $64,645.

        The Partnership reimburses NAPICO for certain expenses. The expense incurred to NAPICO was approximately $7,121 and $5,937 for the six months ended June 30, 2001 and 2000, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 4 - CONTINGENCIES (CONTINUED)

        fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

        The corporate general partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments. The carrying amounts of assets and liabilities reported on the balance sheets that require such disclosure approximate fair value due to their short-term maturity.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors in June 30, 2001, previously using proceeds from the disposition of its investments in certain limited partnerships.

        RESULTS OF OPERATIONS

        Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

        Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of investment assets is payable to the managing general partner.

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

                                  JUNE 30, 2001


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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

        The managing general partner is involved in various lawsuits. None of these are related to REAL III.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2001.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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


                               REAL ESTATE ASSOCIATES LIMITED III
                               (a California limited partnership)

                               By: National Partnership Investments Corp. General Partner



                                      /s/ BRUCE NELSON
                                      -----------------------------
                                      Bruce Nelson
                                      President


                               Date:   August 14, 2001
                                      -----------------------------


                                      /s/ BRIAN H. SHUMAN
                                      -----------------------------
                                      Brian H. Shuman
                                      Chief Financial Officer



                                 Date:  August 14, 2001
                                      -----------------------------