Form 10-Q
period 2001-09-30
REAL ESTATE ASSOCIATES LTD III
filed 2001-11-13
CIK 318986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2001

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheets, September 30, 2001 and December 31, 2000............1

                Statements of Operations, Nine and Three Months Ended
                     September 30, 2001 and 2000 ...................................2

                Statement of Partners' Equity (Deficiency), Nine Months
                     Ended September 30, 2001 ......................................3

                Statements of Cash Flows,
                      Nine Months Ended September 30, 2001 and 2000 .................4

                Notes to Financial Statements .......................................5

        Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations .........................................11


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings ..................................................13

        Item 6. Exhibits and Reports on Form 8-K ...................................14

        Signatures .................................................................15

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS



                                                       2001
                                                    (Unaudited)            2000
                                                    -----------        -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)        $ 1,191,032        $ 1,069,713

CASH AND CASH EQUIVALENTS                             5,299,296          5,655,763
                                                    -----------        -----------
          TOTAL ASSETS                              $ 6,490,328        $ 6,725,476
                                                    ===========        ===========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                               $    70,084        $    15,294
                                                    -----------        -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                   (134,774)          (131,875)
    Limited partners                                  6,555,018          6,842,057
                                                    -----------        -----------
                                                      6,420,244          6,710,182
                                                    -----------        -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                              $ 6,490,328        $ 6,725,476
                                                    ===========        ===========


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                       Nine months        Three months       Nine months        Three months
                                                          ended              ended              ended              ended
                                                      Sept 30, 2001       Sept 30, 2001     Sept 30, 2000       Sept 30, 2000
                                                      -------------       -------------     -------------       -------------
INTEREST AND OTHER INCOME                                $ 169,600          $  50,750          $ 227,263          $  83,305
                                                         ---------          ---------          ---------          ---------

OPERATING EXPENSES:
      Legal and accounting                                 392,819            175,206             78,874             11,458
      Management fees - general partner (Note 3)            96,967             32,322             96,969             32,323
      Administrative  (Note 3)                             154,223            114,635             54,821             17,821
                                                         ---------          ---------          ---------          ---------

           Total operating expenses                        644,009            322,163            230,664             61,602
                                                         ---------          ---------          ---------          ---------
LOSS FROM OPERATIONS                                      (474,409)          (271,413)            (3,401)            21,703

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                       21,925                 --             34,619                 --

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTI-
       ZATION OF ACQUISITION
       COSTS (Note 2)                                      162,546             53,071            142,800             48,800
                                                         ---------          ---------          ---------          ---------

NET INCOME (LOSS)                                        $(289,938)         $(218,342)         $ 174,018          $  70,503
                                                         =========          =========          =========          =========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                       $     (25)         $     (19)         $      15          $       6
                                                         =========          =========          =========          =========


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)


                                             General             Limited
                                            Partners             Partners              Total
                                          -----------          -----------          -----------
PARTNERSHIP INTERESTS                                               11,456
                                                               ===========


EQUITY (DEFICIENCY),
     January 1, 2001                      $  (131,875)         $ 6,842,057          $ 6,710,182

     Net loss for the nine months
     ended September 30, 2001                  (2,899)            (287,039)            (289,938)
                                          -----------          -----------          -----------

EQUITY (DEFICIENCY),
     September 30, 2001                   $  (134,774)         $ 6,555,018          $ 6,420,244
                                          ===========          ===========          ===========


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)



                                                                            2001                 2000
                                                                        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                    $  (289,938)         $   174,018
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
       Equity in income of limited partnerships and
           amortization of acquisition costs                               (162,546)            (142,800)
       Decrease in due from affiliates                                           --                2,144
       Increase in interest and other payables                               54,790                4,341
                                                                        -----------          -----------

            Net cash (used in) provided by operating activities            (397,694)              37,703
                                                                        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from limited partnership
       recognized as return of capital                                       41,227                   --
                                                                        -----------          -----------

            Net cash provided by investing activities                        41,227                   --
                                                                        -----------          -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (356,467)              37,703

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            5,655,763            5,571,366
                                                                        -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 5,299,296          $ 5,609,069
                                                                        ===========          ===========


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001



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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations and changes in cash flows for the six and three months then ended.

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

        RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

        Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 11,456 for the periods presented.

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

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 12 limited partnerships, located in 7 different states. The limited partnerships as of September 30, 2001 own residential low income rental projects consisting of 1,181 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 94.9 percent and 99 percent of the profits and losses of the limited partnerships. The Partnership is also entitled to 99.9 percent of the profits and losses of REA. REA holds a 99 percent interest in the limited partnership in which it has invested.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $18,000,000 and $17,460,000 as of September 30, 2001 and December 31, 2000,
        respectively.

        Distributions from limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.

        The following is a summary of the investment in limited partnerships for the nine months ended September 30, 2001:


        Balance, beginning of period                                $ 1,069,713
        Cash distribution recognized as a return of capital             (41,227)
        Equity in income of limited partnerships                        162,546
                                                                    -----------

        Balance, end of period                                      $ 1,191,032
                                                                    ===========

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                               Nine months        Three months       Nine months        Three months
                                                  ended              ended              ended              ended
                                             Sept. 30, 2001      Sept. 30, 2001    Sept. 30, 2000     Sept. 30, 2000
                                             --------------      --------------    --------------     --------------
        REVENUES
             Rental and other                   $4,938,000        $ 1,646,000        $ 4,894,000        $ 1,631,000
                                               -----------        -----------        -----------        -----------

        EXPENSES
             Depreciation                          960,000            320,000            948,000            316,000
             Interest                            1,350,000            450,000          1,340,000            447,000
             Operating                           3,009,000          1,003,000          2,838,000            946,000
                                               -----------        -----------        -----------        -----------

                                                 5,319,000          1,773,000          5,126,000          1,709,000
                                               -----------        -----------        -----------        -----------

            Net loss                           $  (381,000)       $  (127,000)       $  (232,000)       $   (78,000)
                                               ===========        ===========        ===========        ===========

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

                               SEPTEMBER 30, 2001



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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to .4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the nine months ended September 30, 2001 and 2000 was approximately $97,000.

        The Partnership reimburses NAPICO for certain expenses. The expense incurred to NAPICO was approximately $11,000 and $8,600 for the nine months ended September 30, 2001 and 2000, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

        In April 2001, a lawsuit was filed against the Partnership by a limited partner. The lawsuit seeks equitable relief for access to the Partnership's books and records and unspecified damages for breach of fiduciary duty. The Partnership has provided the plaintiff access to the requested books and records and the matter is schedule for trial on May 15, 2002.

        In March, 2001, a limited partner of the Partnership commenced a proxy solicitation of the limited partners of the Partnership to, among other things, remove the Partnership's current

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 4 - CONTINGENCIES (CONTINUED)

        general partners and elect in place thereof a newly formed entity. The solicitation period for the proxy has been extended to November 15, 2001. The managing general partner does not believe that sufficient affirmative responses will be received to, among other things, remove it and its affiliate as the general partners of the Partnership. The Partnership and the managing general partner are actively pursuing their rights and remedies under a lawsuit filed against the limited partner and others, alleging the defendants violated the federal securities laws in connection with their proxy solicitation and seeking to enjoin the solicitation.

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

        In the opinion of management and the corporate general partner, the above claims will not result in any material liability to the Partnership.

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

                               SEPTEMBER 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors in September 30, 2001, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                               SEPTEMBER 30, 2001



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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In April 2001, a lawsuit was filed against the Partnership by a limited partner. The lawsuit seeks equitable relief for access to the Partnership's books and records and unspecified damages for breach of fiduciary duty. The Partnership has provided the plaintiff access to the requested books and records and the matter is schedule for trial on May 15, 2002.

        In March, 2001, a limited partner of the Partnership commenced a proxy solicitation of the limited partners of the Partnership to, among other things, remove the Partnership's current general partners and elect in place thereof a newly formed entity. The solicitation period for the proxy has been extended to November 15, 2001. The managing general partner does not believe that sufficient affirmative responses will be received to, among other things, remove it and its affiliate as the general partners of the Partnership. The Partnership and the managing general partner are actively pursuing their rights and remedies under a lawsuit filed against the limited partner and others, alleging the defendants violated the federal securities laws in connection with their proxy solicitation and seeking to enjoin the solicitation.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2001.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001

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



                                    REAL ESTATE ASSOCIATES LIMITED III
                                    (a California limited partnership)


                                    By: National Partnership Investments Corp.
                                    General Partner


                                    /s/   BRUCE NELSON
                                    --------------------------------------
                                    Bruce Nelson
                                    President

                                    Date: November 13, 2001
                                          --------------------------------



                                    /s/   BRIAN H. SHUMAN
                                    --------------------------------------
                                    Brian H. Shuman
                                    Chief Financial Officer


                                    Date: November 13, 2001
                                          --------------------------------