Form 10-K405
period 2001-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2002-03-29
CIK 318986

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 2001

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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

REAL III holds limited partnership interests in 11 local limited partnerships as of December 31, 2001, and a general partner interest in Real Estate Associates ("REA") which in turn holds limited partnership interests in an additional partnership; therefore, REAL III holds directly or indirectly through REA, investments in 12 local limited partnerships. The general partners of REA are REAL III and NAPICO. In December 1998, the Partnership sold its interest in 20 local limited partnerships to the Operating Partnership. Each of the limited partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During 2001, the projects in which REAL III had invested were substantially rented. The following is a schedule of the status as of December 31, 2001, of the projects owned by local limited partnerships in which REAL III is a limited partner.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS AN INVESTMENT
                                DECEMBER 31, 2001

                                                             Units Authorized
                                                                For Rental
                                                            Assistance Under
                                                              Section 8 or
                                                                Other Rent                                    Percentage of
                                         No. of                 Supplement                Units                Total Units
Name and Location                         Units                  Program                Occupied                Occupied
-----------------------------            ------             ----------------            --------              -------------
Charlotte Lakeview, Riverview              553                    553/ 0                   506                     92%
 Residential Project
 Rochester, NY

Hidden Pines Apts                           40                     40/ 0                    38                     95%
 Greenville, MI

Jenks School Apts                           83                     83/ 0                    83                    100%
 Pawtucket, RI

Lakeside Apts                               32                     0/ 21                    31                     97%
 Stuart, FL

Ramblewood Apts                             64                     0/ 13                    56                     88%
 Fort Payne, AL

Santa Maria Apts                            86                     86/ 0                    86                    100%
 San German, Puerto Rico

Sunset Grove Apts                           22                     22/ 0                    18                     82%
 Carson City, MI

Sunshine Canyon                             26                     26/ 0                    25                     96%
 Stanton, MI

Village Apts                                51                     50/ 0                    50                     98%
 La Follette, TN

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS AN INVESTMENT
                          DECEMBER 31, 2001 (CONTINUED)

                                                     Units Authorized
                                                       For Rental
                                                     Assistance Under
                                                      Section 8 or
                                                       Other Rent                               Percentage of
                                     No. of            Supplement              Units             Total Units
  Name and Location                   Units             Program               Occupied            Occupied
---------------------                ------          ----------------         --------          -------------
Vincente Geigel                          80                 80/ 0                 80                100%
 Polanco Apts
 Isabela, Puerto Rico

Vista De Jagueyes                        73                 73/ 0                 72                 99%
 Aguas Buenas, PR

Westgate Apts                            72                 0/ 16                 65                 90%
 Albertville, AL                     ------          ----------------         --------

TOTALS                                1,182             1,013/ 50              1,110                 94%
                                     ======          ================         ========

ITEM 2.  PROPERTIES:

The local limited partnerships in which REAL III holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.


ITEM 3.  LEGAL PROCEEDINGS:

CLASS ACTION

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and
(vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

OTHER

The Partnership and NAPICO filed a lawsuit in 2001 against certain defendants for damages, injunctive and declaratory relief for a materially false and misleading proxy solicitation. Defendants disseminated the proxy solicitation to the limited partners of the Partnership seeking their consent to (i) remove the general partners of the Partnership, (ii) elect a new general partner, (iii) analyze the possible disposition of the Partnership assets, (iv) distribute the Partnership cash reserves, (v) investigate alleged claims against the general partners of the Partnership and (vi) reduced management fees. The complaint contains causes of action for violations of securities regulations. The action has been stayed pending the outcome of the proxy solicitation. The proxy solicitation is scheduled to terminate March 31, 2002.

Plaintiff, who is a limited partner in the Partnership filed a lawsuit in 2001, which claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to provide such access and by failing to act in the best interest of the Partnership. The defendants have, however, provided their books and records to plaintiff pursuant to a protective order. Plaintiff has failed to quantify its purported damages. Trial is schedule for August 13, 2002.

The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

As of December 31, 2001, REAL III's Corporate General Partner was plaintiff or defendant in several other lawsuits. None of these suits were related to REAL III.


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


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2001, there were 1,878 registered holders of units in REAL III. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the limited partnerships. A distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989. This represented the proceeds from the sale of one of the Partnership's real estate investments. In March 1999, the Partnership made distributions of $6,881,025 to the limited partners and $69,506 to the general partners, which included using proceeds from the sale of the partnership interests. No other distributions have been made since the inception of the Partnership.

     ITEM 6.       SELECTED FINANCIAL DATA:

                                                        Year Ended December 31,
                                ----------------------------------------------------------------------------
                                    2001             2000           1999            1998            1997
                                ------------    ------------    ------------    ------------    ------------
Loss From Operations            $   (594,349)   $     (2,728)   $   (515,047)   $   (928,096)   $   (443,767)

Gain on Sale of Limited
   Partnership Interests                  --              --              --       2,647,716              --

Distributions From
   Limited Partnerships
   Recognized as Income               21,925          34,619          18,112       1,508,602       1,072,912

Equity in (Loss) Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                (618,485)        216,729         190,985         564,059         255,652
                                ------------    ------------    ------------    ------------    ------------

Net (Loss) Income               $ (1,190,909)   $    248,620    $   (305,950)   $  3,792,281    $    884,797
                                ============    ============    ============    ============    ============

Net (Loss) Income Per Limited
   Partnership Interest         $       (103)   $         21    $        (26)   $        328    $         76
                                ============    ============    ============    ============    ============


Total assets                    $  2,588,231    $  6,725,476    $  6,467,723    $ 14,026,790    $ 11,960,231
                                ============    ============    ============    ============    ============

Investments in Limited
   Partnerships                 $    410,000    $  1,069,713    $    894,213    $    744,457    $  1,249,421
                                ============    ============    ============    ============    ============

Notes Payable                   $         --    $         --    $         --    $         --    $  1,510,000
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

At December 31, 2001, the Partnership has investments in 12 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 20 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 95% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 2001, the Partnership has a positive investment balance in only one local limited partnership.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total net loss from the local limited partnerships that was allocated to the Partnership was $1,345,000, $499,000 and $310,000 for the years ended December 31, 2001, 2000 and 1999, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in (loss) income of limited partnerships of $(618,485), $216,729 and $190,985 for the years ended December 31, 2001, 2000 and 1999, respectively. The loss recognized in 2001 is the result of the Partnership recognizing an impairment loss of $806,000 during the year. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $18,189,000 and $17,460,000 as of December 31, 2001 and 2000, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $21,925, $34,619 and $18,112 for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts were recognized as income in the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 2001 and 2000, the Partnership has cash and cash equivalents of $2,178,231 and $5,655,763, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. Interest income has been decreasing as a result of decreasing cash and cash equivalent balances and decreasing interest rates. This resulted in the Partnership earning $196,320, $314,363 and $215,072 in interest income for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $129,292 for 2001, 2000 and 1999.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

As a result of the foregoing, the Partnership in 1997 commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $434,940 for the year ended December 31, 1999, and are included in administrative expenses.

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

Operating expenses, other than management fees and interest expense, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were generally consistent and were $471,808, $121,717 and $94,550 for the years ended December 31, 2001, 2000 and 1999, respectively. Administrative expenses were $189,569, $66,082 and $506,277 for the years ended December 31, 2001, 2000 and 1999, respectively. Legal fees and administrative expenses increased in 2001 as a result of the litigation initiated during the year, which is discussed under legal proceedings. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $14,243, $11,349 and $16,488 for the years ended December 31, 2001, 2000 and 1999, respectively. Also included in administrative expenses for 1999 is $434,940, related to the aforementioned third party review of the properties owned by the local partnerships.

Total revenue for the local partnerships were $6,724,000, $6,583,000 and $6,525,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Total expenses for the local partnerships were $8,093,000, $7,090,000 and $6,835,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The total net loss for the local partnerships for 2001, 2000 and 1999 aggregated $1,368,000, $507,000 and $310,000, respectively. The loss allocated to the Partnership was $1,345,000, $499,000 and $310,000 for 2001, 2000 and 1999,
respectively.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited III
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited III (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 14 percent and 16 percent of total assets as of December 31, 2001 and 2000, respectively, and the equity in income of these limited partnerships represents 38 percent, 25 percent and 17 percent of the total net income of the Partnership for the years ended December 31, 2001, 2000 and 1999, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 22, 2002

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                               ASSETS
                                                                            2001           2000
                                                                         -----------    -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                             $   410,000    $ 1,069,713

CASH AND CASH EQUIVALENTS (Note 1)                                         2,178,231      5,655,763
                                                                         -----------    -----------

         TOTAL ASSETS                                                    $ 2,588,231    $ 6,725,476
                                                                         ===========    ===========


                                  LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                                    $    64,458    $    15,294
     Fees and expenses due general partner (Note 3)                            4,500             --
                                                                         -----------    -----------
                                                                              68,958         15,294

COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                                       (143,784)      (131,875)
     Limited partners                                                      2,663,057      6,842,057
                                                                         -----------    -----------

                                                                           2,519,273      6,710,182
                                                                         -----------    -----------
         TOTAL LIABILITIES AND PARTNERS'
           EQUITY                                                        $ 2,588,231    $ 6,725,476
                                                                         ===========    ===========

     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                     2001           2000           1999
                                                  -----------    -----------    -----------
INTEREST AND OTHER INCOME                         $   196,320    $   314,363    $   215,072

OPERATING EXPENSES:
     Legal and accounting                             471,808        121,717         94,550
     Management fees - general partner (Note 4)       129,292        129,292        129,292
     Administrative  (Note 4)                         189,569         66,082        506,277
                                                  -----------    -----------    -----------

         Total operating expenses                     790,669        317,091        730,119
                                                  -----------    -----------    -----------

LOSS FROM OPERATIONS                                 (594,349)        (2,728)      (515,047)

DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED AS
     INCOME (Note 2)                                   21,925         34,619         18,112

EQUITY IN (LOSS) INCOME OF LIMITED
     PARTNERSHIPS AND AMORTI-
     ZATION OF ACQUISITION
     COSTS (Note 2)                                  (618,485)       216,729        190,985
                                                  -----------    -----------    -----------

NET (LOSS) INCOME                                 $(1,190,909)   $   248,620    $  (305,950)
                                                  ===========    ===========    ===========

NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP INTEREST (Note 1)                $      (103)   $        21    $       (26)
                                                  ===========    ===========    ===========

     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                   General              Limited
                                   Partners             Partners               Total
                                 ------------         ------------         ------------
EQUITY (DEFICIENCY),
   January 1, 1999               $    (61,795)        $ 13,779,838         $ 13,718,043

   Distributions                      (69,506)          (6,881,025)          (6,950,531)

   Net loss for 1999                   (3,060)            (302,890)            (305,950)
                                 ------------         ------------         ------------

EQUITY (DEFICIENCY),
   December 31, 1999                 (134,361)           6,595,923            6,461,562

   Net income for 2000                  2,486              246,134              248,620
                                 ------------         ------------         ------------

EQUITY (DEFICIENCY),
   December 31, 2000                 (131,875)           6,842,057            6,710,182

   Distributions                                        (3,000,000)          (3,000,000)

   Net income for 2001                (11,909)          (1,179,000)          (1,190,909)
                                 ------------         ------------         ------------

EQUITY (DEFICIENCY),
   December 31, 2001             $   (143,784)        $  2,663,057         $  2,519,273
                                 ============         ============         ============


     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                       2001            2000            1998
                                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                           $ (1,190,909)   $    248,620    $   (305,950)
       Adjustments to reconcile net (loss) income to net cash
         (used in) provided by operating activities:
           Equity in income of limited partnerships and
             amortization of acquisition costs                          618,485        (216,729)       (190,985)
           Decrease (increase) in other assets                               --           2,144          (2,144)
           Increase (decrease) in accounts payables                      49,163           9,133        (302,586)
           Increase in fees and expenses due general partner              4,500              --              --
                                                                   ------------    ------------    ------------

             Net cash (used in) provided by operating activities       (518,761)         43,168        (801,665)
                                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distribution from limited partnerships
           recognized as return of capital                               41,229          41,229          41,229
       Proceeds from the sale of limited partnership interests               --              --       1,950,530
                                                                   ------------    ------------    ------------

             Net cash provided by investing activities                   41,229          41,229       1,991,759
                                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                     (3,000,000)             --      (6,950,531)
                                                                   ------------    ------------    ------------


NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                               (3,477,532)         84,397      (5,760,437)

CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR                                              5,655,763       5,571,366      11,331,803
                                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS,
       END OF YEAR                                                 $  2,178,231    $  5,655,763    $  5,571,366
                                                                   ============    ============    ============

     The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

         On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number (SFAS No.) 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

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

         Method of Accounting for Investments in Limited Partnerships

         The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part of

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          the investment account and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

          Net (Loss) Income Per Limited Partnership Interest

          Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 11,456 for all years presented.

          Cash and Cash Equivalents

          Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit with high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

          Impairment of Long-Lived Assets

          The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. An impairment loss of $806,000 was recognized during the year ended December 31, 2001.

2.        INVESTMENTS IN LIMITED PARTNERSHIPS

          The Partnership holds limited partnership interests in 12 limited partnerships as of December 31, 2001 and 2000, after selling its interest in 20 limited partnerships in 1998. The limited partnerships own residential low income rental projects consisting of 1,181 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

          The Partnership, as a limited partner, is entitled to between 95 percent and 99 percent of the profits and losses of the limited partnerships.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

2.        INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

          Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was, approximately $18,189,000 and $17,460,000 as of December 31, 2001 and 2000, respectively.

          Distributions from limited partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.

          The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:


                                                                           2001           2000
                                                                       -----------    -----------
          Investment balance, beginning of year                         $1,069,713    $   894,214
          Equity in (loss) income of limited partnerships                 (616,264)       218,950
          Amortization of capitalized acquisition costs and fees            (2,221)        (2,221)
          Cash distributions recognized as return of capital               (41,229)       (41,229)
                                                                       -----------    -----------
          Investment balance, end of year                              $   410,000     $1,069,714
                                                                       ===========    ===========

          The difference between the investment in the accompanying balance sheets at December 31, 2001 and 2000, and the deficiency per the limited partnerships' combined financial statements is due primarily to the cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

2.        INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

          Selected financial information from the combined financial statements at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, of the limited partnerships in which the Partnership has invested directly or indirectly, is as follows:

                                 Balance Sheets
                                 --------------

                                                                              2001               2000
                                                                           ---------          ---------
                                                                                  (in thousands)

          Land and buildings, net                                          $   9,686          $  11,520
                                                                           =========          =========
          Total assets                                                      $ 13,068          $  14,802
                                                                            ========          =========
          Mortgages payable                                                 $ 28,278          $  29,064
                                                                            ========          =========
          Total liabilities                                                 $ 31,120          $  31,431
                                                                            ========          =========
          Deficiency in Equity of Real Estate Associates
            Limited III                                                     $(18,295)          $(16,910)
                                                                           =========          =========
          Equity of other partners                                         $     243          $     281
                                                                           =========          =========

                            Statements of Operations
                            ------------------------

                                                                2001         2000                1999
                                                              --------     ---------          ---------
                                                                         (in thousands)
          Total revenue                                       $  6,724     $   6,583          $   6,525
                                                              ========     =========          =========
          Interest expense                                    $  1,467     $   1,799          $   1,787
                                                              ========     =========          =========
          Depreciation                                        $  1,092     $   1.278          $   1,264
                                                              ========     =========          =========
          Total expenses                                      $  8,093     $   7,090          $   6,835
                                                              ========     =========          =========
          Net loss                                            $ (1,368)    $    (507)          $   (310)
                                                              ========     =========          =========
          Net loss allocable to the Partnership               $ (1,345)    $    (499)         $    (310)
                                                              ========     =========          =========

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

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

          Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

2.        INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

          The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $434,940 for the year ended December 31, 1999, and are included in administrative expenses.

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

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

3.        FEES AND EXPENSES DUE GENERAL PARTNER (CONTINUED)

          The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $14,243, $11,349 and $16,488 in 2001, 2000
          and 1999, respectively, and is included in administrative expenses.

4.        CONTINGENCIES

          CLASS ACTION

          On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

          After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include;
          (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001

4.        CONTINGENCIES (CONTINUED)

          combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and (vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

          Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

          OTHER

          The Partnership and NAPICO filed a lawsuit against certain defendants for damages, injunctive and declaratory relief for a materially false and misleading proxy solicitation. Defendants disseminated the proxy solicitation to the limited partners of the Partnership seeking their consent to (i) remove the general partners of the Partnership, (ii) elect a new general partner, (iii) analyze the possible disposition of the Partnership assets, (iv) distribute the Partnership cash reserves,
          (v) investigate alleged claims against the general partners of the Partnership and (vi) reduced management fees. The complaint contains causes of action for violations of securities regulations. The action has been stayed pending the outcome of the proxy solicitation. The proxy solicitation is scheduled to terminate March 31, 2002.

          Plaintiff, who is a limited partner in the Partnership filed a lawsuit in 2001, which claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to provide such access and by failing to act in the best interest of the Partnership. The defendants have, however, provided their books and records to plaintiff pursuant to a protective order. Plaintiff has failed to quantify its purported damages. Trial is schedule for August 13, 2002.

          The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


4.        CONTINGENCIES (CONTINUED)

          The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

5.        INCOME TAXES

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

6.        FAIR VALUE OF FINANCIAL INSTRUMENTS

          Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

7.        FOURTH QUARTER ADJUSTMENT

          The Partnership's policy is to record its equity in income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The difference of approximately $781,031, between the estimated nine-month equity in income and the actual total for 2001 equity in loss has been recorded in the fourth quarter.

                                                                        SCHEDULE
                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                      Year Ended December 31, 2001
                                        ---------------------------------------------------------------------------------------
                                                                                         Cash
                                         Balance         Capital                         Distri-      Equity          Balance
                                        January 1,       Contri-      Amortization      butions        in          December 31,
Limited Partnerships                     2001            butions       Acq costs        Received       Loss            2001
----------------------------            ----------       -------       -----------      --------    ----------       ---------

Charlotte                                        -       $             $                   $        $        -       $       -

Hidden Pines Apartments                          -                                                           -               -

Jenks School Apartments                 1,069,714                           (2,221)      (41,229)     (616,264)        410,000

Lakeside Apartments                              -                                                           -               -

Ramblewood Apartments                            -                                                           -               -

Santa Maria Apartments                           -                                                           -               -

Sunset Grove Apartments                          -                                                           -               -

Sunshine Canyon Apartments                       -                                                           -               -

Vicente Geigel Polanco Apts.                     -                                                           -               -

Village Apartments                               -                                                           -               -

Vista De Jagueyes                                -                                                           -               -

Westgate (PBO)                                   -                                                           -               -
                                        ----------       -------       -----------      --------    ----------       ---------
                                        $1,069,714             -       $    (2,221)     $(41,229)   $ (616,264)      $ 410,000
                                        ==========       =======       ===========      ========    ==========       =========

                                                                        SCHEDULE
                                                                     (Continued)

                       REAL ESTATE ASSOCIATES LIMITED III
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                      Year Ended December 31, 2000
                                        ---------------------------------------------------------------------------------------
                                                                                         Cash
                                         Balance         Capital                         Distri-      Equity          Balance
                                        January 1,       Contri-      Amortization      butions        in          December 31,
Limited Partnerships                     2001            butions       Acq costs        Received       Loss            2001
----------------------------            ----------       -------       -----------      --------    ----------       ---------


Charlotte                               $                $            $                 $           $                $
Hidden Pines Apartments
Jenks School Apartments                    894,213                                       (41,229)      216,729        1,069,713
Lakeside Apartments
Ramblewood Apartments
Santa Maria Apartments
Sunset Grove Apartments
Sunshine Canyon Apartments
Vicente Geigel Polanco Apts.
Village Apartments
Vista De Jagueyes
Westgate Apartments
                                        ----------       -------       -----------      --------    ----------       ----------
                                           894,213             -      $          -      $(41,229)   $  216,729       $1,069,713
                                        ==========       =======       ===========      ========    ==========       ==========

                                                                      SCHEDULE
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED III
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                  Year Ended December 31, 1999
                                                                  ----------------------------
                                                                                        Cash
                                        Balance                                         Distri-         Equity          Balance
                                        January         Capital       Amortization      butions           in           December
Limited Partnerships                    1, 1999      Contributions      Acq costs       Received        Income         31, 1999
--------------------                    -------      -------------      ---------       --------        ------         --------
Charlotte                            $               $                $               $               $               $
Hidden Pines Apartments
Jenks School Apartments                   744,457                                         (41,229)        190,985         894,213
Lakeside Apartments
Ramblewood Apartments
Santa Maria Apartments
Sunset Grove Apartments
Sunshine Canyon Apartments
Vicente Geigel Polanco Apts.
Village Apartments
Vista De Jagueyes
Westgate Apartments                 -------------    ------------    -----------     ------------    ------------    ------------

                                     $    744,457    $          -     $         -    $    (41,229)   $    190,985    $    894,213
                                     ============    ============    ============    ============    ============    ============

                                                                      SCHEDULE
                                                                     (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED III
          INVESTMENTS IN, EQUITY IN EARNINGS OF, AND DIVIDENDS RECEIVED
                        FROM AFFILIATES AND OTHER PERSONS
                                   YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999


NOTES:    1.      Equity in income (losses) of the limited partnerships
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

                                                                   SCHEDULE III

                       REAL ESTATE ASSOCIATES LIMITED III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL III HAS INVESTMENTS
                               DECEMBER 31, 2001

                                                                                     Buildings,
                                                                                    Furnishings
                                                                                   and Equipment-
                                                                                  Initial Cost to
                                                    Outstanding                   Partnership and
   Partnership/Location                   Number      Mortgage       Land          Amount Carried          Total
                                         of Units      Loan                     at Close of Period
Charlottle Lakeview                         553    $ 11,950,614     $ 551,500      $ 19,229,621        $ 19,781,121
  Rochester, NY
Hidden Pines Apartments                      40       1,340,650        43,954         1,648,093           1,692,047
  Greenville, Michagan
Jenks School Apartments                      83       1,162,415        96,740         2,906,085           3,002,825
  Pawtucket, Rhode Island
Lakeside Apartments                          32         916,542        72,336         1,017,782           1,090,118
  Stuart, Florida
Ramblewood Apartments                        64       1,465,393        53,267         2,115,646           2,168,913
  Fort Payne, Alabama
Santa Maria Apartments                       86       2,719,471        86,106         3,462,966           3,549,072
  San German, Puerto Rico
Sunset Groove Apartments                     22         633,982        19,432           815,429             834,861
  Carson City, Michagan
Sunshine Canyon Apartments                   26         817,038        20,262         1,003,251           1,023,513
  Stanton, Michagan
Village Apartments                           50       1,417,626        65,245         1,777,618           1,842,863
  La Follette, Tennessee
Vicente Geigel Polanco Apts.                 80       2,514,934       107,685         3,066,458           3,174,143
  Issabela, Puerto Rico
Vista De Jagueyes                            73       2,423,461       102,554         3,257,806           3,360,360
  Aguas Buenas, Puerto Rico
Westgate Apartments                          72         915,836        80,000         1,487,142           1,567,142
  Albertville, Alabama
Additional basis of real estate
due to REAL III's capital
contribution to investee limited
partnership                                                            84,671         2,649,036           2,733,707
                                                   ------------   -----------      ------------        ------------


TOTAL                                      1181    $ 28,277,962   $ 1,383,752      $ 44,436,933        $ 45,820,685
                                                   ============   ===========      ============        ============

   Partnership/Location                  Accumulated     Construction
                                        Depreciation        Period
Charlottle Lakeview                     $ 17,122,764       (A)
  Rochester, NY
Hidden Pines Apartments                    1,645,247       1981
  Greenville, Michagan
Jenks School Apartments                    2,363,151       1981-1982
  Pawtucket, Rhode Island
Lakeside Apartments                          820,423       1980-1981
  Stuart, Florida
Ramblewood Apartments                      1,238,864       1980-1981
  Fort Payne, Alabama
Santa Maria Apartments                     2,397,913       1981-1982
  San German, Puerto Rico
Sunset Groove Apartments                     803,701       1981-1982
  Carson City, Michagan
Sunshine Canyon Apartments                   984,968       1981-1982
  Stanton, Michagan
Village Apartments                         1,329,098       1981-1982
  La Follette, Tennessee
Vicente Geigel Polanco Apts.               2,098,073       1981-1982
  Issabela, Puerto Rico
Vista De Jagueyes                          2,449,419       1981-1982
  Aguas Buenas, Puerto Rico
Westgate Apartments                          905,886       1980-1981
  Albertville, Alabama
Additional basis of real estate
due to REAL III's capital
contribution to investee limited
partnership                                1,975,138
                                        ------------


TOTAL                                   $ 36,134,645
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

                                                                   SCHEDULE III
                                                                   (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL III HAS INVESTMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


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

                  3.       Investments in property and equipment:

                                                   Buildings,
                                                  Furnishings
                                    Land          and Equipment         Total
                                ------------      ------------       ------------
Balance, January 1, 1999        $  1,383,752      $ 44,817,687       $ 46,201,439

Net additions during 1999                 --           133,582            133,582
                                ------------      ------------       ------------

Balance, December 31, 1999         1,383,752        44,951,269         46,335,021

Net additions during 2000                 --           163,752            163,752
                                ------------      ------------       ------------

Balance, December 31, 2000         1,383,752        45,115,021         46,498,773

Net deletions during 2001                 --          (678,088)          (678,088)
                                ------------      ------------       ------------

Balance, December 31, 2001      $  1,383,752      $ 44,436,933       $ 45,820,685
                                ============      ============       ============

                                                                   SCHEDULE III
                                                                   (CONTINUED)


                       REAL ESTATE ASSOCIATES LIMITED III
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL III HAS INVESTMENTS
                                DECEMBER 31, 2001

                                                                   Buildings,
                                                                  Furnishings
                                                                      And
                                                                   Equipment
                                                                   ---------
       Accumulated Depreciation:
       -------------------------
       Balance, January 1, 1998                                  $ 79,151,083

       Sales of Properties during 1998                            (50,235,484)

       Net additions during 1998                                    3,576,549
                                                                 ------------

       Balance, December 31, 1998                                  32,492,148

       Net additions during 1999                                    1,228,951
                                                                 ------------

       Balance, December 31, 1999                                  33,721,099

       Net additions during 2000                                    1,257,220
                                                                 ------------

       Balance, December 31, 2000                                  34,978,319

       Net additions during 2001                                    1,156,326
                                                                 ------------

       Balance, December 31, 2001                                $ 36,134,645
                                                                 ============

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED III (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. On March 11, 2002, NAPICO became wholly owned subsidiary of Apartment Investment and Management Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 72, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 50, President, Chief Operating Officer and a director of
NAPICO.

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

ALAN I. CASDEN, 56, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

BRIAN H. SHUMAN, 39, Senior Vice President and Chief Financial Officer.

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

PATRICIA W. TOY, 72, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 35, Senior Vice President, General Counsel and Secretary.

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

(b)      At December 31, 2001, security ownership of management is as listed:

                                                                              Amount and            Percentage of
                                                                               Nature of             Outstanding
                                                 Name of                      Beneficial               Limited
Title of Class                              Beneficial Owner                    Owner             Partner Interests
--------------                              ----------------                    -----             -----------------
Limited Partnership Interest            Coast Housing Investments
                                        Associates  (CHIA)
                                        9090 Wilshire Blvd., #201
                                        Beverly Hills, CA 90211                 30,000                     *

Limited Partnership Interest            Charles H. Boxenbaum
                                        780 Latimer Road
                                        Santa Monica, CA 90402                  17,500                     *

Limited Partnership Interest            Bruce E. Nelson
                                        7036 Grasswood Avenue
                                        Malibu, CA 90265                         5,000                     *



* Cumulative Limited Partnership interests owned by corporate officers or the general partner is less than 1% interest of total outstanding Limited Partnership interests.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $129,292 for the years ended December 31, 2001, 2000 and 1999.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $14,243, $11,349 and $16,488 in 2001, 2000 and 1999, respectively, and is included in operating expenses.

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


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2001 and 2000.

Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 2001, 2000 and 1999.

Statements of Cash Flow for the years ended December 31, 2001, 2000 and 1999.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED III, REAL ESTATE ASSOCIATES AND THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED III AND REAL ESTATE ASSOCIATES HAVE INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 2001, 2000 and
1999.

Schedule III - Real estate and accumulated depreciation, December 31, 2001, 2000 and 1999.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 2001.

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


REAL ESTATE ASSOCIATES LIMITED III

By:    NATIONAL PARTNERSHIP INVESTMENTS CORP.
       General Partner


/s/ Charles H. Boxenbaum
----------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ Bruce E. Nelson
----------------------------------------
Bruce E. Nelson
Director and President


/s/ Alan I. Casden
----------------------------------------
Alan I. Casden
Director


/s/ Brian H. Shuman
----------------------------------------
Brian H. Shuman
Chief Financial Officer