Form 10QSB
period 2002-06-30
REAL ESTATE ASSOCIATES LTD III
filed 2002-08-19
CIK 318986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                         Commission file number 0-10673


                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California Limited Partnership)


          California                                             95-3547611
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)

                          55 Beattie Place, PO Box 1089
                       Greenville, South Carolina 29602
                   (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)


                         9090 Wilshire Blvd., Suite 201,
                       Beverly Hills, California 90211
               (Address of former principal executive offices)

                       REAL ESTATE ASSOCIATES LIMITED III
                      (a California limited partnership)

                              INDEX TO FORM 10-QSB

                     FOR THE QUARTER ENDED JUNE 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet,
                    June 30, 2002                                              1

                  Statements of Operations
                    Three and Six Months Ended June 30, 2002 and 2001          2

                  Statement of Partners' (Deficiency) Equity,
                    Six Months Ended June 30, 2002                             3

                  Statements of Cash Flows
                    Six Months Ended June 30, 2002 and 2001                    4

                  Notes to Financial Statements                                5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         10


PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           12

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            13

      SIGNATURES                                                              14

      EXHIBIT                                                                 15

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED III
                      (a California limited partnership)

                                  BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)



                             ASSETS

Investments in limited partnerships (Note 2)                     $   102,078
Cash and cash equivalents                                          2,052,800

            Total assets                                         $ 2,154,878

         LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accounts payable and accrued expenses                         $    71,627
   Advances due to affiliates                                          4,750
                                                                      76,377
Commitments and Contingencies (Notes 3 and 4)

Partners' (Deficiency) Equity:
   General partners                                                 (148,192)
   Limited partners                                                2,226,693
                                                                   2,078,501
            Total liabilities and partners' equity               $ 2,154,878

  The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                      (a California limited partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2002          2001           2002          2001

INTEREST AND OTHER INCOME                 $     8,271   $    49,772   $    15,625    $    118,850

OPERATING EXPENSES:
  Management fees - partners (Note 3)          32,296        32,322        64,619          64,645
  General and administrative (Note 3)           9,460        29,226        49,375          39,588
  Legal and accounting                         35,242       201,313        68,384         217,613
        Total operating expenses               76,998       262,861       182,378         321,846

Loss from Partnership operations              (68,727)     (213,089)     (166,753)       (202,996)
Distributions from limited partnerships
  recognized as income (Note 2)                    --            --        33,903          21,925
Equity in (loss) income of limited
  partnerships and amortization of
  acquisition costs (Note 2)                 (153,301)       56,475      (307,922)        109,475

Net loss                                  $  (222,028)  $  (156,614)   $ (440,772)    $   (71,596)
Net loss allocated to general partners
 (1%)                                     $    (2,220)  $    (1,566)   $   (4,408)    $      (716)
Net loss allocated to limited partners
 (99%)                                       (219,808)     (155,048)     (436,364)        (70,880)

                                          $  (222,028)  $  (156,614)   $ (440,772)    $   (71,596)
Net loss per limited partnership
  interest (Note 1)                       $       (19)  $       (14)   $      (38)    $        (6)

  The accompanying notes are an integral part of these financial statements.


                       REAL ESTATE ASSOCIATES LIMITED III
                      (a California limited partnership)

                  STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)


                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                      11,456

Partners' (deficiency) equity,
  January 1, 2002                     $ (143,784)       $2,663,057       $2,519,273

Net loss for the six months
  ended June 30, 2002                     (4,408)         (436,364)        (440,772)

Partners' (deficiency) equity,
  June 30, 2002                       $ (148,192)       $2,226,693       $2,078,501


  The accompanying notes are an integral part of these financial statements.


                       REAL ESTATE ASSOCIATES LIMITED III
                      (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                                   2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (440,772)     $ (71,596)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Equity in loss (income) of limited partnerships and
      amortization of acquisition costs                           307,922        (109,475)
     Decrease in interest and other payables                           --         170,991
     Increase in advances due to affiliates                           250              --
     Increase in accounts payable and accrued expenses              7,169              --
         Net cash used in operating activities                   (125,431)        (10,080)

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (125,431)        (10,080)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  2,178,231       5,655,763

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 2,052,800     $ 5,645,683


  The accompanying notes are an integral part of these financial statements.


                       REAL ESTATE ASSOCIATES LIMITED III
                      (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited III (the "Partnership") annual report for the year ended December 31, 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations and changes in cash flows for the three and six months then ended.

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partner of the Partnership is National Partnership Investments Corporation ("NAPICO" or the "Managing General Partner"). Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 11,456 for the periods presented.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market mutual funds. The Partnership has its cash and cash equivalents on deposit primarily with two money market mutual funds. Such cash and cash equivalents are uninsured.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2002, the Partnership holds limited partnership interests in 12 limited partnerships. The limited partnerships as of June 30, 2002 own residential low income rental projects consisting of 1,182 apartment units. The mortgage loans for these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to between 94.9 percent and 99 percent of the profits and losses of the limited partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of Real Estate Associates ("REA"). REA holds a 99 percent interest in the limited partnership in which it has invested.

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

The following is a summary of the investments in Local Partnerships for the six months ended June 30, 2002:

           Balance, beginning of period                    $ 410,000
           Amortization acquisition costs                     (1,110)
           Equity in loss of limited partnerships
             costs and fees                                 (306,812)

           Balance, end of period                          $ 102,078

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2002 and 2001 for the limited partnerships in which the Partnership has investments:

                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 1,681,000     $ 1,646,000     $ 3,362,000     $ 3,292,000

Expenses
  Depreciation                273,000         320,000         546,000         640,000
  Interest                    367,000         450,000         734,000         900,000
  Operating                 1,384,000       1,003,000       2,768,000       2,006,000

                            2,024,000       1,773,000       4,048,000       3,546,000

Net loss                   $ (343,000)    $ (127,000)      $ (686,000)     $ (254,000)

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to 0.4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for the six months ended June 30, 2002 and 2001 was $64,619 and $64,645, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $7,121 for both of the six months ended June 30, 2002 and 2001, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are vigorously contesting the actions.

Other

Plaintiff, who is a limited partner in the Partnership, claimed that NAPICO and other defendants (1) had refused to provide the plaintiff with access to the books and records of the Partnership, and (2) had breached their fiduciary duties and the partnership agreement by failing to act in the best interest of the Partnership. The defendants had, however, provided their books and records to plaintiff pursuant to a protective order. On May 28, 2002, the case was dismissed without prejudice.

Consent Solicitation

In March 2001, a limited partner of the Partnership, which acquired its units through a tender offer, commenced a consent solicitation to remove NAPICO as the general partner of the Partnership. In April 2001, the Partnership commenced an action to enjoin the solicitation alleging that the information contained in the solicitation was materially false and misleading and in violation of the federal securities laws. The action has been stayed pending the outcome of the consent solicitation, which is expected to be determined in August 2002.

The Managing General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing general partner, the claims will not result in any material liability to the Partnership.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in local partnerships.

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

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. Overall distributions from limited partnerships continue to be favorable. This primarily is due to improved operating results at several of the properties.

Except for money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Funds temporarily not required for such investments in projects are invested in certificate of deposit and money market funds which provide substantial amounts of interest as reflected in the statement of operations. These investments are converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

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

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including for a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are vigorously contesting the actions.

Other

Plaintiff, who is a limited partner in the Partnership, claimed that NAPICO and other defendants (1) had refused to provide the plaintiff with access to the books and records of the Partnership, and (2) had breached their fiduciary duties and the partnership agreement by failing to act in the best interest of the Partnership. The defendants had, however, provided their books and records to plaintiff pursuant to a protective order. On May 28, 2002, the case was dismissed without prejudice.

Consent Solicitation

In March 2001, a limited partner of the Partnership, which acquired its units through a tender offer, commenced a consent solicitation to remove NAPICO as the general partner of the Partnership. In April 2001, the Partnership commenced an action to enjoin the solicitation alleging that the information contained in the solicitation was materially false and misleading and in violation of the federal securities laws. The action has been stayed pending the outcome of the consent solicitation, which is expected to be determined in August 2002.

The Managing General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing general partner, the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit  3     Restated   Certificate   and   Agreement  of  Limited
                        Partnership herein dated January 5, 1981 incorporated by reference to the Partnership's Form S-11 No. 268983.
         Exhibit 99 Certification of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

         None.

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


                                    REAL ESTATE ASSOCIATES LIMITED III
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/Charles H. Boxenbaum
                                          Charles H. Boxenbaum
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Chief Financial Officer


                                    Date: August 19, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited III (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles H. Boxenbaum, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/    Charles H. Boxenbaum
                                    Name:  Charles H. Boxenbaum
                                    Date:  August 19, 2002


                                    /s/    Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 19, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.