Form 10QSB
period 2002-09-30
REAL ESTATE ASSOCIATES LTD III
filed 2002-11-19
CIK 318986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X*] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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




* While this Form 10-QSB has been filed on the specified due date, it does not contain the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission thus will not consider this Form 10-QSB to be timely filed.

                                Explanatory Note

The Partnership is in the process of verifying that the equity method of accounting has been properly applied for its investments in limited partnerships. Once the Partnership has completed its review, Ernst & Young LLP will complete its review of the interim financial statements for the period ended September 30, 2002. As a result, this quarterly report includes financial statements that have not been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. Once the Partnership and Ernst & Young LLP have completed their review related to this issue, the Partnership expects that Ernst & Young LLP will complete the quarterly review required by Rule 10-01(d) of Regulation S-X.

As a result of the fact that Ernst & Young LLP has not completed its review of the interim financial statements as of and for the three months ended September 30, 2002, this Form 10-QSB is not accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended. The Partnership expects that these certifications will be filed by amendment to this Form 10-QSB upon completion of Ernst & Young LLP's review.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet,
                    September 30, 2002                                         1

                  Statements of Operations
                    Three and Nine months Ended September 30, 2002 and 2001    2

                  Statement of Partners' (Deficiency) Equity,
                    Nine months Ended September 30, 2002                       3

                  Statements of Cash Flows
                    Nine months Ended September 30, 2002 and 2001              4

                  Notes to Financial Statements                                5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   10

      ITEM 3.     Controls and Procedures                                     11

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           12

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            13

      SIGNATURES                                                              14

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                              ASSETS

Investments in limited partnerships (Note 2)                       $   580,299
Cash and cash equivalents                                            1,983,073

            Total assets                                           $ 2,563,372

          LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accounts payable and accrued expenses                           $    62,090
   Advances due to affiliates                                            4,750
                                                                          66,840
Commitments and Contingencies (Notes 3 and 4)

Partners' (Deficiency) Equity:
   General partners                                                   (144,011)
   Limited partners                                                  2,640,543
                                                                       2,496,532
            Total liabilities and partners' (deficiency) equity    $ 2,563,372

     The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2002          2001           2002          2001

interest and other income                 $    17,315   $    50,750   $    32,940    $    169,600

operating Expenses:
  Management fee - partners (Note 3)           32,322        32,322        96,941          96,967
  General and administrative (Note 3)          22,972       114,635        72,347         154,223
  Legal and accounting                         22,211       175,206        90,595         392,819
        Total operating expenses               77,505       322,163       259,883         644,009

Loss from Partnership operations              (60,190)     (271,413)     (226,943)       (474,409)
Distributions from limited partnerships
  recognized as income (Note 2)                    --            --        33,903          21,925
Equity in (loss) income of limited
  partnerships and amortization of
  acquisition costs (Notes 1 and 2)           478,221        53,071       170,299         162,546

Net income (loss)                         $   418,031   $  (218,342)   $  (22,741)    $  (289,938)
Net income (loss) allocated to general
 partners (1%)                            $     4,180   $    (2,183)   $     (227)    $    (2,899)
Net income (loss) allocated to limited
 partners (99%)                               413,851      (216,159)      (22,514)       (287,039)

                                          $   418,031   $  (218,342)   $  (22,741)    $   289,938
Net income (loss) per limited
  partnership interest (Note 1)           $        36   $       (19)   $       (2)    $       (25)

     The accompanying notes are an integral part of these financial statements.


                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)




                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                       11,456

Partners' (deficiency) equity,
  January 1, 2002                     $ (143,784)       $2,663,057       $2,519,273

Net loss for the nine months
  ended September 30, 2002                  (227)          (22,514)         (22,741)

Partners' (deficiency) equity,
  September 30, 2002                  $ (144,011)       $2,640,543       $2,496,532

     The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)




                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (22,741)      $ (289,938)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Equity in income of limited partnerships and
      amortization of acquisition costs                              (170,299)       (162,546)
     Increase in interest and other payables                               --          54,790
     Increase in advances due to affiliates                               250              --
     Decrease in accounts payable and accrued expenses                 (2,368)             --
         Net cash used in operating activities                       (195,158)       (397,694)

cash flow from investing activities:
     Distributions from limited partnership recognized
       as return of capital                                                --          41,227

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (195,158)       (356,467)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,178,231       5,655,763

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,983,073     $ 5,299,296

     The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited III (the "Partnership" or "Registrant") annual report for the fiscal year ended December 31, 2001. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and changes in cash flows for the three and nine months then ended.

The general partners collectively have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corporation ("NAPICO" or the "Corporate General Partner") and Coast Housing Investments Associates Limited Partnership.

 On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, ("AIMCO"), a publicly traded real estate investment trust, and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO.
Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Change in Estimate

During the quarter ended September 30, 2002, the Partnership made a change in the recognition of equity in income from the one limited partnership in which an investment balance existed at December 31, 2001. The result of this change was to recognize equity in income of the limited partnership of $478,777 during the three months ended September 30, 2002.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2002, the Partnership holds limited partnership interests in 12 limited partnerships (the "Local Partnerships"). The Local Partnerships as of September 30, 2002 own residential low income rental projects consisting of 1,182 apartment units. The mortgage loans for these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to between 94.9 percent and 99 percent of the profits and losses of the Local Partnerships it has invested in directly. The Partnership is also entitled to 99.9 percent of the profits and losses of Real Estate Associates ("REA"). REA holds a 99 percent interest in the limited partnership in which it has invested.

Equity in losses of Local Partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

Distributions from Local Partnerships are recognized as a reduction of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.

The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 2002:

           Balance, beginning of period                    $ 410,000
           Amortization of acquisition costs                  (1,666)
           Equity in income of limited partnerships          171,965

           Balance, end of period                          $ 580,299

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2002 and 2001 for the Local Partnerships in which the Partnership has investments:


                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 1,681,000     $ 1,646,000     $ 5,043,000     $ 4,938,000

Expenses
  Depreciation                303,000         320,000         908,000         960,000
  Interest                    367,000         450,000       1,101,000       1,350,000
  Operating                 1,154,000       1,003,000       3,463,000       3,009,000

                            1,824,000       1,773,000       5,472,000       5,319,000

Net loss                   $ (143,000)    $ (127,000)      $ (429,000)     $ (381,000)

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to 0.4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for both the nine month periods ended September 30, 2002 and 2001 was approximately $97,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $11,000 for both the nine month periods ended
September 30, 2002 and 2001, and is included in general and administrative expenses.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a claim for a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

Consent Solicitation

In March 2001, a limited partner of the Partnership, which acquired its units through a tender offer, commenced a consent solicitation to remove NAPICO as the Corporate General Partner of the Partnership. In April 2001, the Partnership commenced an action to enjoin the solicitation alleging that the information contained in the solicitation was materially false and misleading and in violation of the federal securities laws. In November 2002, a settlement was reached between NAPICO and the limited partner whereby the lawsuit will be dismissed, NAPICO will remain the Corporate General Partner and all claims between the parties will be released.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the Local
Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

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

The Partnership accounts for its investments in the Local Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method.

Distributions received from Local Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Except for money market funds, the Partnership's investments are entirely interests in other Local Partnerships owning government assisted projects. Funds temporarily not required for such investments in projects are invested in money market funds which provide interest income as reflected in the statements of operations. These investments can be readily converted to cash to meet obligations as they arise.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate, except that, as indicated in the Explanatory Note introducing this quarterly report, the Partnership is in the process of verifying that the equity method of accounting has been properly applied to its investments in limited partnerships. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. However, depending on the outcome of the review currently being undertaken by the Partnership as to the propriety of the application of the equity method of accounting with respect to the Partnership's investments in limited partnerships, changes to the Partnership's internal controls may be warranted.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a claim for a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

Consent Solicitation

In March 2001, a limited partner of the Partnership, which acquired its units through a tender offer, commenced a consent solicitation to remove NAPICO as the Corporate General Partner of the Partnership. In April 2001, the Partnership commenced an action to enjoin the solicitation alleging that the information contained in the solicitation was materially false and misleading and in violation of the federal securities laws. In November 2002, a settlement was reached between NAPICO and the limited partner whereby the lawsuit will be dismissed, NAPICO will remain the Corporate General Partner and all claims between the parties will be released.

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

(b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

         Current Report on Form 8-K dated August 29, 2002 and filed on September 6, 2002, discussing the dismissal of Deloitte & Touche LLP as the Registrant's certifying auditor and the appointment of Ernst & Young LLP as the certifying auditor for the year ending December 31, 2002.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    REAL ESTATE ASSOCIATES LIMITED III
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President    and   Chief
                                          Financial Officer


                                    Date: November 19, 2002