Form 10QSB/A
period 2002-09-30
REAL ESTATE ASSOCIATES LTD III
filed 2003-03-20
CIK 318986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

                                Explanatory Note

This document amends the Form 10-QSB for the quarter ended September 30, 2002 to properly reflect the Partnership's application of the equity method of accounting and to include financial statements that have been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. The Partnership incorrectly recognized equity in income of limited partnerships in the amount of $478,221 during the three and nine months ended September 30, 2002, resulting in an understatement of the net loss for the nine month period ended September 30, 2002 and a corresponding overstatement of the investment in limited partnerships and partners' equity as of September 30, 2002. This error has been corrected in the restated financial statements. This document is accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                             INDEX TO FORM 10-QSB/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet,
                    September 30, 2002                                         1

                  Statements of Operations
                    Three and Nine months Ended September 30, 2002 and 2001    2

                  Statement of Partners' (Deficiency) Equity,
                    Nine months Ended September 30, 2002                       3

                  Statements of Cash Flows
                    Nine months Ended September 30, 2002 and 2001              4

                  Notes to Financial Statements                                5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   12

      ITEM 3.     Controls and Procedures                                     14

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           15

      ITEM 5.     OTHER INFORMATION                                           15

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            16

      SIGNATURES                                                              17

      CERTIFICATIONS                                                          18

      EXHIBIT                                                                 20

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                                   (Restated)


                              ASSETS

Investments in limited partnerships (Note 2)                       $   102,078
Cash and cash equivalents                                            1,983,073

            Total assets                                           $ 2,085,151

          LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accounts payable and accrued expenses                           $    62,090
   Advances due to affiliates                                            4,750
                                                                        66,840
Commitments and Contingencies (Notes 3 and 4)

Partners' (Deficiency) Equity:
   General partners                                                   (148,794)
   Limited partners                                                  2,167,105
                                                                     2,018,311
            Total liabilities and partners' (deficiency) equity    $ 2,085,151


     The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2002          2001           2002          2001
                                           (Restated)                   (Restated)
Interest and Other Income                 $    17,315   $    50,750   $    32,940    $    169,600

operating Expenses:
  Management fee - partners (Note 3)           32,322        32,322        96,941          96,967
  General and administrative (Note 3)          22,972       114,635        72,347         154,223
  Legal and accounting                         22,211       175,206        90,595         392,819
        Total operating expenses               77,505       322,163       259,883         644,009

Loss from Partnership operations              (60,190)     (271,413)     (226,943)       (474,409)
Distributions from limited partnerships
  recognized as income (Note 2)                    --            --        33,903          21,925
Equity in income (loss) of limited
  partnerships and amortization of
  acquisition costs (Notes 1 and 2)                --        53,071      (307,922)        162,546

Net loss                                  $   (60,190)  $  (218,342)   $ (500,962)    $  (289,938)
Net loss allocated to general
 partners (1%)                            $      (602)  $    (2,183)   $   (5,010)    $    (2,899)
Net loss allocated to limited
 partners (99%)                               (59,588)     (216,159)     (495,952)       (287,039)

                                          $   (60,190)  $  (218,342)   $ (500,962)    $   289,938
Net loss per limited
  partnership interest (Note 1)           $        (5)  $       (19)   $      (43)    $       (25)


     The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' (DEFICIENCY) EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)
                                   (Restated)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                       11,456

Partners' (deficiency) equity,
  January 1, 2002                     $ (143,784)       $2,663,057       $2,519,273

Net loss for the nine months
  ended September 30, 2002                (5,010)         (495,952)        (500,962)

Partners' (deficiency) equity,
  September 30, 2002                  $ (148,794)       $2,167,105       $2,018,311


     The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:                              (Restated)

  Net loss                                                         $ (500,962)     $ (289,938)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Equity in loss (income) of limited partnerships and
      amortization of acquisition costs                               307,922        (162,546)
     Increase in interest and other payables                               --          54,790
     Increase in advances due to affiliates                               250              --
     Decrease in accounts payable and accrued expenses                 (2,368)             --
         Net cash used in operating activities                       (195,158)       (397,694)

cash flow from investing activities:
     Distributions from limited partnership recognized
       as return of capital                                                --          41,227

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (195,158)       (356,467)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,178,231       5,655,763

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,983,073     $ 5,299,296


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2002 and 2001, respectively.

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

Method of Accounting for Investment in Limited Partnerships

The investment in limited partnerships is accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

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

Impairment of Long-Lived Assets

The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. The Partnership determined that its investment balance in one of its Local Limited Partnerships was impaired and recognized an impairment loss of approximately $300,000 during the nine months ended September 30, 2002.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership incorrectly recognized equity in income of limited partnerships in the amount of $478,221 during the three and nine months ended September 30, 2002, resulting in an understatement of the net loss for the three and nine months ended September 30, 2002 and a corresponding overstatement of the investment in limited partnerships and partners' equity as of September 30, 2002. This error has been corrected in the restated financial statements.

The following table sets forth the adjustments to the balance sheet as of September 30, 2002 and the statements of operations for the three and nine months ended September 30, 2002. The only financial statement line items included here are those that have been restated from the originally reported amounts.


                                                         As of September 30, 2002
                                                      As previously
                                                        reported        As restated
Balance sheet data:
Investments in limited partnerships                    $  580,299        $  102,078
Total assets                                            2,563,372         2,085,151
Partners' equity                                        2,496,532         2,018,311
Total liabilities and partners'
 (deficit) equity                                       2,563,372         2,085,151



                                     Three Months Ended            Nine Months Ended
                                     September 30, 2002            September 30, 2002
                                 As previously                As previously
                                   reported      As restated     reported     As restated

Equity in income (loss) of
 limited partnerships and
 amortization costs             $478,221        $     --       $170,299       $(307,922)
Net income (loss)                418,031         (60,190)       (22,741)       (500,962)
Net income (loss) loss
 allocated to general
partners                           4,180            (602)          (227)         (5,010)
Net income (loss)  allocated
 to limited partners             413,851         (59,588)       (22,514)       (495,952)
Net income (loss) per limited
 partnership interest                 36              (5)            (2)            (43)

As of September 30, 2002, the Partnership holds limited partnership interests in 11 limited partnerships (the "Local Partnerships"). In addition, the Partnership holds a general partner interest in Real Estate Associates ("REA"), which in turn, holds a limited partner interest in one additional Local Partnership. NAPICO is also a general partner in REA. In total, therefore the Partnership holds interests, either directly or indirectly through REA, in 12 Local Partnerships which own residential low income rental projects consisting of 1,182 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 94.9% and 99%). The Partnership is also entitled to 99% of the profits and losses of REA. REA is entitled to a 99% interest in the Local Partnership in which it has invested. Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. See "Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

The  Partnership  determined  that its  investment  balance  in one of its Local
Limited   Partnerships  was  impaired  and  recognized  an  impairment  loss  of approximately $300,000 during the nine months ended September 30, 2002.

The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 2002:

           Balance, beginning of period                    $ 410,000
           Amortization of acquisition costs                  (1,666)
           Equity in loss of limited partnerships           (306,256)
           Balance, end of period                          $ 102,078

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and nine months ended September 30, 2002 and 2001 for the Local Partnerships in which the Partnership has investments:


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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

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

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. NAPICO and the other defendants have submitted motions seeking to set aside the verdict in its entirety, with oral argument scheduled for March 2003. While the matter is not yet final and no judgment has been entered, the matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

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

Millenium Management, LLC ("Millenium") and Everest Properties II, LLC ("Everest") have filed with the SEC a preliminary Consent Solicitation Statement requesting the consent of the limited partners of Real Estate Associates Limited III (the "Partnership") to remove the current general partners of the Partnership and to elect Millenium as the new general partner. The General Partners are reviewing the preliminary Consent Solicitation Statement.

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

NOTE 6 - SUBSEQUENT EVENT

Subsequent to September 30, 2002, the Partnership sold its interest in Sunset Grove, a Limited Partnership, to an unrelated third party and realized a gain of $210,000. The gain is equal to the net proceeds received by the Partnership, as the Partnership had no remaining investment balance related to this limited partnership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. The decrease in interest and other income for the three and nine months ended September 30, 2002, is due to lower interest rates combined with lower average cash balances maintained in interest bearing accounts.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were $96,941 and $96,967 for the nine months ended September 30, 2002 and 2001, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were $90,595 and $392,819 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in legal fees during 2002 is related to the consent solicitation lawsuit, discussed in Note 4 - Contingencies, that originated in April 2001. General and administrative expenses were $72,347 and $154,223 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in general and administrative expenses is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements and a decrease in costs associated with the consent solicitation lawsuit.


The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the nine months ended September 30, 2001, the Partnership recognized equity in income of $162,546 from Local Partnerships. The Partnership recognized equity in loss of $307,922 from Local Partnerships for the nine months ended September 30, 2002. Included in this amount is an impairment loss of approximately $300,000 related to a Local Partnership. During the nine months ended September 30, 2002 and 2001, the Partnership received $33,903 and $21,925, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero.

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

When the HAP Contracts are subject to renewal, there can be no assurance that the Local Partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

AIMCO and its affiliates currently do not own any limited partnership units (the "Units") in the Partnership. It is possible that AIMCO or its affiliates will acquire units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this amended quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls, accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. NAPICO and the other defendants have submitted motions seeking to set aside the verdict in its entirety, with oral argument scheduled for March 2003. While the matter is not yet final and no judgment has been entered, the matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

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

ITEM 5. OTHER INFORMATION

Millenium Management, LLC ("Millenium") and Everest Properties II, LLC ("Everest") have filed with the SEC a preliminary Consent Solicitation Statement requesting the consent of the limited partners of Real Estate Associates Limited III (the "Partnership") to remove the current general partners of the Partnership and to elect Millenium as the new general partner. The General Partners are reviewing the preliminary Consent Solicitation Statement.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         Exhibit        3  Restated   Certificate   and   Agreement  of  Limited
                        Partnership herein dated January 5, 1981 incorporated by reference to the Partnership's Form S-11 No. 268983.

         Exhibit 99     Certification of Chief  Executive   Officer   and  Chief
                        Financial Officer

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


                                    REAL ESTATE ASSOCIATES LIMITED III
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and Chief
                                          Financial Officer


                                    Date: March 20, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Real Estate Associates Limited III;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 20, 2003

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief  Executive   Officer  of
                                    National Partnership Investments Corp.,
                                    equivalent of the chief executive officer of
                                    the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Real Estate Associates Limited III;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 20, 2003

                                    /s/Brian H. Shuman
                                    Brian H. Shuman
                                    Senior Vice President and Chief   Financial
                                    Officer of  National Partnership Investments
                                    Corp., equivalent of  the  chief   financial
                                    officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB/A of Real Estate Associates Limited III (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/    David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 20, 2003


                                    /s/    Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  March 20, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.