Form 10KSB
period 2002-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2003-04-18
CIK 318986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                   For the fiscal year ended December 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                      For the transition period _________to _________

                         Commission file number 0-10673

                       REAL ESTATE ASSOCIATES LIMITED III
                 (Name of small business issuer in its charter)

         California                                           95-3547611
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                            Issuer's telephone number

               Securities registered under Section 12(b) of the Exchange Act:

                                      None

               Securities registered under Section 12(g) of the Exchange Act:

                      11,442 Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenue for its most recent fiscal year $44,000.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2002. No market for the Registrant's limited partnership interests exists, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

                                     PART I.

ITEM 1.       Description of Business

Real Estate Associates Limited III ("REAL III" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on July 25, 1980. On January 5, 1981, Real Estate Associates Limited III offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by E.F. Hutton Inc. REAL III received $14,320,000 in subscriptions for units of Limited Partnership Interests (at $5,000 per unit) during the period March 31, l981 to October 30, 1981, pursuant to a registration statement on Form S-11. As of March 10, 1982, REAL III received an additional $14,320,000 in subscriptions pursuant to the exercise of warrants and the sale of Additional Limited Partnership Interests. Since these two transactions, REAL III has not received, nor are limited partners required to make, additional capital contributions. The Partnership shall be dissolved only upon the expiration of 52 complete calendar years (December 31, 2032) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement.

The general partners of Real Estate Associates Limited III are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), a California Corporation and National Partnership Investment Associates, a Limited Partnership formed under the California Limited Partnership Act and consisting of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner, and Charles H. Boxenbaum as limited partner. The business of REAL III is conducted primarily by NAPICO.

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

REAL III holds limited partnership interests in 11 Local Partnerships (the "Local Partnerships") as of December 31, 2002, and a general partner interest in Real Estate Associates ("REA"). The general partners of REA are REAL III and NAPICO. During the year ended December 31, 2002, one Local Partnership sold its investment property. In December 1998, the Partnership sold its interest in 20 Local Partnerships to the Operating Partnership. Each of the Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

The partnerships in which REAL III has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL III became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL III's liability for obligations of the Local Partnerships is limited to its investment. The local general partner of the Local Partnerships retains responsibility for developing, constructing, maintaining, operating and managing the Project. Under certain circumstances of default, REAL III has the right to replace the general partner of the local limited partnerships, but otherwise does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships.

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

The Partnership does not have any employees. Services are performed for the Partnership by the Corporate General Partner and agents retained by it.

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

Laws benefiting disabled persons may result in the local partnerships' incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the local partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the local partnership's properties are substantially in compliance with present requirements, the Local Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2002, the projects in which REAL III had invested were substantially rented. The following is a schedule of the status as of December 31, 2002, of the projects owned by local limited partnerships in which REAL III is a limited partner.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                       IN WHICH REAL III HAS AN INVESTMENT
                                DECEMBER 31, 2002


                                                     Units
                                                   Authorized
                                                   For Rental
                                     Financed   Assistance Under
                                     Insured       Section 8     Percentage of Percentage of
                                       And       Or Other Rent    Total Units   Total Units
                         No. of    Subsidized      Supplement      Occupied      Occupied
   Name and Location      Units       Under       Program (B)        2002          2001

Charlotte Lakes Apts.      553         (A)             --             93%           95%
Rochester, NY

Hidden Pines Apts.          40         (C)             40             94%           96%
Greenville, MI

Jenks School Apts.         83          (B)             82             99%           99%
Pawtucket, RI

Lakeside Apts.             32          (C)             21             96%           98%
Stuart, FL

Ramblewood Apts.           64          (C)            13              89%           93%
Fort Payne, AL

Santa Maria Apts.          86          (C)             86            100%          100%
San German, Puerto
Rico

Sunshine Canyon            26          (C)             26              83%          95%
Stanton, MI

Village Apts.              51          (C)            50               98%          98%
La Follette, TN

Vincente Geigel              80        (C)             80            100%          100%
Polanco Apts.
Isabela, Puerto
Rico

Vista De Jagueyes            73        (B)             73            100%          100%
Aguas Buenas, PR

Westgate Apts.               72        (C)             16             95%           94%
Albertville, AL

TOTALS                    1,160                        487

(A) The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 236 of the National Housing Act.
(B) The mortgage is insured by FHA under the provisions of Section 221(d)(3) of the National Housing Act.
(C)  The mortgage is insured by USDA, Rural Development.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2002.


                                   Real Estate
                                      Associates
                                      Limited III   Original Cost
                                      Percentage     of Ownership   Mortgage    Notes Payable and
              Partnership              Interest        Interest       Note      Accrued Interest
    Hidden Pines L.P.                     99%         $   315      $ 1,329           $   --
    Sunshine Canyon L.P.                  99%             170          809               --
    Alabama Properties Ltd. V             99%             205        1,457            1,005
    Charlotte Lake River
     Associates                           95%          10,500       11,951               --
    Village Apartment Ltd.                98%             210        1,411               --
    Lakeside Apartments Ltd.              95%              65          911
    Santa Maria Limited Dividend
     Partnership Assoc.                   99%             420        2,680               --
    Marina Del Ray Limited
     Dividend Partnership Assoc.          99%             395        2,494               --
    300 Broadway Assoc.                   98%             632        1,162               --
    Vista Housing Assoc. L.P.             98%             445        2,372               --
    Westgate Apartments, Ltd.             94%             218          916               --
                                                      $13,575      $27,492          $ 1,005

Although each Local Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the properties from market competition.

ITEM 2.       Description of Properties

See "Item 1" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Partnerships.

ITEM 3.       Legal Proceedings

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholder of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

Consent Solicitation

In March 2001, a limited partner of the Partnership, which acquired its units through a tender offer, commenced a consent solicitation to remove NAPICO as the Corporate General Partner of the Partnership. In April 2001, the Partnership commenced an action to enjoin the solicitation alleging that the information contained in the solicitation was materially false and misleading and in violation of the federal securities laws. In November 2002, a settlement was reached between NAPICO and the limited partner whereby the lawsuit was dismissed and all claims between the parties were released.

The Corporate General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Millenium Management, LLC ("Millenium") and Everest Properties II, LLC ("Everest") have filed with the SEC a preliminary Consent Solicitation Statement requesting the consent of the limited partners of Real Estate Associates Limited III (the "Partnership") to remove the current general partners of the Partnership and to elect Millenium as the new general partner. The Partnership has filed with the SEC a preliminary Consent Revocation Statement opposing Millenium's and Everest's efforts to remove the general partners.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                    PART II.

ITEM 5.  MARKET  FOR  THE   REGISTRANT'S   PARTNERSHIP   INTERESTS  AND  RELATED
     PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2002, there were 1,875 registered holders of units in REAL III. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the limited partnerships. A distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989. This represented the proceeds from the sale of one of the Partnership's real estate investments. In March 1999, the Partnership made distributions of $6,881,025 to the limited partners and $69,506 to the general partners, which included using proceeds from the sale of the partnership interests. In 2001, the Partnership paid a distribution of $3,000,000 to the limited partners. No other distributions have been made since the inception of the Partnership.

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Capital Reserves and Liquidity

The Properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.


As of December 31, 2002 and 2001, the Partnership has cash and cash equivalents of approximately $2,076,000 and $2,178,000, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. Interest income has been decreasing as a result of decreasing cash and cash equivalent balances and decreasing interest rates. This resulted in the Partnership earning approximately $44,000 and $196,000 in interest income for the years ended December 31, 2002 and 2001, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Except for money market funds, the Partnership's investments consist entirely of interests in other Local Partnerships owning government assisted projects. Funds temporarily not required for such investments in projects are invested in money market funds which provide interest income as reflected in the statements of operations. These investments can be readily converted to cash to meet obligations as they arise.

Results of Operations

At December 31, 2002, the Partnership had investments in eleven Local Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the years ended December 31, 2002 and 2001, the Partnership recognized equity in loss of approximately $308,000 and $618,000, respectively, from Local Partnerships. Included in these amounts are impairment losses of approximately $300,000 and $806,000, respectively, related to a Local Partnership. During the years ended December 31, 2002 and 2001, the Partnership received approximately $34,000 and $22,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero.

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. The decrease in interest income for the year ended December 31, 2002, is due to lower interest rates combined with lower average cash balances maintained in interest bearing accounts.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $129,000 for each of the years ended December 31, 2002 and 2001, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $208,000 and $472,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in legal fees during 2002 is related to the consent solicitation lawsuit, discussed in Note 4 - Contingencies, that originated in April 2001. General and administrative expenses were approximately $79,000 and $190,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in general and administrative expenses is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements and a decrease in costs associated with the consent solicitation lawsuit.

During the year ended December 31, 2002, the Partnership sold its interest in Sunset Grove, a limited partnership, to an unrelated third party and realized a gain of approximately $210,000. The gain is equaled to the net proceeds received by the Partnership, as the Partnership had no remaining investment balance related to this limited partnership.

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

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 1 - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). The Partnership is also entitled to 99% of the profits and losses of REA. Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.


Item 7.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

LIST OF FINANCIAL STATEMENTS


Report of Ernst & Young, LLP Independent Auditors as of and for the year ended December 31, 2002

Report of Deloitte & Touche, LLP, independent auditors, for the year ended December 31, 2001

Balance Sheet - December 31, 2002

Statements of Operations - Years ended December 31, 2002 and 2001

Statements of Changes in Partners' (Deficiency) Equity - Years ended December 31, 2002 and 2001

Statements of Cash Flows - Years ended December 31, 2002 and 2001

Notes to Financial Statements


                    Report of Independent Public Accountants



To Partners
Real Estate Associates Limited III


We have audited the accompanying balance sheet of Real Estate Associates Limited III as of December 31, 2002, and the related statements of operations, partners' (deficiency) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent a substantial portion of the investee information in Note 2 and Note 6. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Partnership management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III at December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.



                                                            /s/Ernst & Young LLP
Greenville, South Carolina
April 10, 2003


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited III
(A California limited partnership)

We have audited the accompanying statements of operations, changes in partners' (deficiency) equity and cash flows of Real Estate Associates Limited III (a California limited partnership) for the year ended December 31, 2001. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The equity in income of these limited partnerships represents 38 percent of the total net income of the Partnership for the year ended December 31, 2001 and these limited partnerships represent a substantial portion of the investee information in Note 2 to the financial statements. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Real Estate Associates Limited III for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 22, 2002

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2002



                           Assets

  Investments in limited partnerships (Note 2)                    $ 102
  Cash and cash equivalents                                        2,076
       Total assets                                              $ 2,178

        Liabilities and partners'(deficiency) equity

Liabilities:
  Accounts payable and accrued expenses                           $ 90
  Fees and expenses due general partner (Note 3)                       5
                                                                     95

Commitments and contingencies (Note 7)

Partners' (deficiency) equity:
  General partners                                                  (148)
  Limited partners                                                 2,231
                                                                   2,083

       Total liabilities and partners' (deficiency) equity       $ 2,178

                 See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                               Years Ended December 31,
                                                                 2002             2001

Interest income                                                  $ 44            $ 196

Operating expenses:
  Legal and accounting                                             208              472
  Management fees - general partner (Note 3)                       129              129
  General and administrative (Note 3)                               79              190
      Total operating expenses                                     416              791

Loss from Partnership operations                                  (372)            (595)
Gain on sale of limited partnership interest (Note 2)              210               --
Distributions from limited partnerships
    recognized as income (Note 2)                                   34               22
Equity in loss of limited partnerships and
     amortization of acquisition costs (Note 2)                   (308)            (618)

Net loss                                                       $ (436)         $ (1,191)

Net loss allocated to general partners (1%)                         (4)              (12)
Net loss allocated to limited partners (99%)                      (432)           (1,179)
                                                               $ (436)         $ (1,191)
Net loss per limited partnership interest (Note 1)              $ (38)          $ (103)

                 See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                        (in thousands, except unit data)




                                                     General        Limited
                                                    Partners        Partners        Total
Partnership interests (A)                                            11,442

Partners' (deficiency) equity,
  January 1, 2001                                     (132)           6,842          6,710

Distributions                                           --           (3,000)        (3,000)

Net loss for the year ended
  December 31, 2001                                    (12)          (1,179)        (1,191)

Partners' (deficiency) equity,
  January 1, 2002                                     (144)           2,663          2,519

Net loss for the year ended
  December 31, 2002                                     (4)            (432)          (436)

Partners' (deficiency) equity,
  December 31, 2002                                $  (148)        $  2,231        $ 2,083


(A)   Consists of 11,442 units at December 31, 2002 and 11,456 units at December
      31, 2001. During 2002, 14 units were abandoned (Note 5).

                 See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                 Years Ended December 31,
                                                                    2002            2001

Cash flows from operating activities:
  Net loss                                                    $   (436)           $ (1,191)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Gain on sale of limited partnership interests               (210)                 --
      Equity in loss of limited partnerships and
        amortization of acquisition costs                          308                 618
      Increase in fees and expenses due general partner             --                   5
      Increase in accounts payable and accrued expenses             26                  49
         Net cash used in operating activities                    (312)               (519)

Cash flows from investing activities:
  Distributions from limited partnership recognized
   as return of capital                                             --                  41
  Proceeds from sale of limited partnership interests              210                  --
         Net cash provided by investing activities                 210                  41

Cash flows from financing activities:
  Distributions to partners                                         --              (3,000)

Net decrease in cash and cash equivalents                         (102)             (3,478)

Cash and cash equivalents, beginning of year                     2,178               5,656

Cash and cash equivalents, end of year                        $  2,076            $  2,178

                 See Accompanying Notes to Financial Statements


                    REAL ESTATE ASSOCIATES LIMITED III
                    (A California limited partnership)

                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2002


1.  Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited III (the "Partnership") was formed under the California Limited Partnership Act on July 25, 1980. The Partnership was formed to invest either directly or indirectly in other partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), a California Corporation and National Partnership Investment Associates ("NAPIA") a limited partnership. The business of the Partnership is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly-owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The remaining economic interest, including a majority of the voting common stock, continues to be owned by CIC.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 11,442 and 11,456 for the years ended December 31, 2002 and 2001, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $117,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. Impairment losses of approximately $300,000 and $806,000 were recognized during the years ended December 31, 2002 and 2001, respectively.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about significant financial instruments. The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations for the Partnership. However, the accompanying combined results of operations of the Local Partnerships (Note 2) have been restated as of January 1, 2001 to reflect the operations of Sunset Grove as income from discontinued operations due to its sale in October of 2002.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

2.  Investments in Limited Partnerships

As of December 31, 2002, the Partnership holds limited partnership interests in 11 limited partnerships (the "Local Partnerships"). In addition, the Partnership holds a general partner interest in Real Estate Associates ("REA"). NAPICO is also a general partner in REA. The Local Partnerships own residential low income rental projects consisting of 1,160 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At December 31, 2002, the investment balance in ten of the eleven Local Partnerships had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the year ended December 31, 2002 (in thousands):


Investment balance, beginning of year          $  410
Equity in loss of limited partnerships           (306)
Amortization of acquisition
 costs                                             (2)
Investment balance, end of year                $  102

The difference between the investment in the accompanying balance sheet at December 31, 2002, and the deficiency per the Local Partnership's combined financial statements is due primarily to the cumulative unrecognized equity in losses of certain Local Partnerships, impairment losses recognized on the Partnership's investments, costs capitalized to the investment account and cumulative distributions recognized as income.

The Partnership determined that its investment balance in one of its Local Partnerships was impaired and recognized an impairment loss of approximately $300,000 and $806,000 during the years ended December 31, 2002 and 2001, respectively.

Selected financial information from the combined financial statements at December 31, 2002 and for each of the two years in the period ended December 31, 2002, of the Local Partnerships in which the Partnership has investments:


            Condensed Combined Balance Sheet of the Local Partnerships
                                  (in thousands)

                                                    December 31,
                                                        2002
Assets
  Land                                               $  1,280
  Building and improvements, net of accumulated
   depreciation of approximately $34,508                7,558
  Other Assets                                          2,953
Total Assets                                         $ 11,791

Liabilities and Partners Deficit:
Liabilities:
  Mortgage notes payable                             $ 27,492
  Notes payable                                         1,005
  Other liabilities                                     1,467
                                                       29,964
Partners' deficit                                     (18,173)

Total liabilities and Partners' Deficit              $ 11,791

        Condensed Combined Results of Operations of the Local Partnerships
                                  (in thousands)
                                                       Years ended December 31,
                                                         2002            2001
                                                                  (Reclassified)
Rental income                                          $ 6,193         $ 6,094
Other income                                               413             457
  Total revenues                                         6,606           6,551

Expenses:
Operating expenses                                       4,235           5,323
Financial expenses                                       1,786           1,536
Depreciation                                             1,219           1,088
Total expenses                                           7,240           7,947

Loss from continuing operations                           (634)         (1,396)
Income from discontinued operations                         --              28
Net loss                                               $  (634)        $(1,368)


Charlotte Lakes River Associates, one of the Local Partnerships, is a 553-unit apartment building in Rochester, New York. The Managing General Partner ("Managing General Partner") is the Finch Group and Real Estate Associates Limited III is the Limited Partner ("Limited Partner"). Currently, the mortgage on the property is in default, as cash generated from property operations has been insufficient to meet required principal and interest payments due pursuant to the loan agreement, placing the property at risk or foreclosure. The Managing General Partner has entered into formal negotiations with the lender and local housing agencies in an attempt to negotiate a forbearance, a cure plan, and strategy to return property to positive cash flow. The Partnership has no investment balance in the Local Partnership.

During 2002, the Partnership sold its interest in Sunset Grove, a limited partnership, to an unrelated third party and realized a gain of $210,000. The gain was equal to the net proceeds received by the Partnership, as the Partnership had no remaining investment balance related to this limited partnership.

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

3.  Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred for each of the years ended December 31, 2002 and 2001, was approximately $129,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $14,000 for each of the years ended December 31, 2002 and 2001, respectively, and is included in general and administrative expenses.

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

4.  Income Taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation is as follows:

                                                  Years Ended December 31,
                                                     2002            2001
                                                       (in thousands)

Net loss per financial statements                 $  (436)      $(1,191)

  Other                                               110           409
  Partnership's share of limited local
   Partnership                                      1,090           846
Income per tax return                             $   764       $    64
Net income per limited partnership interest       $ 66.77       $  5.52

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets:

                                                   December 31, 2002
                                                     (in thousands)

      Net assets as reported                           $  2,083
      Add (deduct):
       Investment in Partnerships                       (17,115)
        Deferred offering expenses                        4,276
       Other                                                 87
      Net deficit - federal tax basis                  $(10,669)

5.    Abandonment Of Limited Partnership Units

In 2002 the number of Limited Partnership Units decreased by 14 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per Limited Partnership Unit in the accompanying consolidated statements of operations is calculated based on the number of units outstanding at the beginning of the year.


Note 6 - Real Estate and Accumulated Depreciation of Local Partnerships in which Real III Has Invested




                                       Buildings
                                          And
                                         Related
                                         Personal            Accumulated   Date of
     Description       Encumbrance Land   Property  Total(2)  Depreciation Construction
                                                      (3)        (3)

Hidden Pines L.P.         (1)    $   44   $ 1,648   $ 1,692  $  1,645       1981
Sunshine Canyon L.P.      (1)        20     1,003     1,023       988     1981-1982
Alabama Properties
 Ltd. V                   (1)        53     2,125     2,178     1,296     1980-1981
Charlotte River
 Assoc.                   (1)       552    19,369    19,921    17,705       1980
Village Apartments
 Ltd.                     (1)        65     1,812     1,877     1,379     1981-1982
Lakeside Apts. Ltd.       (1)        72     1,018     1,090       830     1980-1981
Santa Maria Ltd.
 Dividend
 Partnership Assoc.       (1)        86     3,493     3,579     2,500     1981-1982
300 Broadway Assoc.       (1)        97     3,707     3,804     2,444     1981-1982
Vista Housing Assoc.      (1)       103     3,258     3,361     2,566     1981-1982
Westgate Apt. Ltd.        (1)        80     1,496     1,576       955     1980-1981
Marina Del Ray
 Ltd. Dividend
 Partnership Assoc.       (1)       108     3,137     3,245     2,200     1981-1982
Total                     (1)    $1,280   $42,066   $43,346   $34,508

(1)    Schedule of Encumbrances


                                                                   Notes
                                                                Payable and
                                                   Mortgage       Accrued
Partnership Name                                    Notes        Interest      Total
                                                              (in thousands)
Hidden Pines L.P.                               $  1,329       $     --      $  1,329
Sunshine Canyon L.P.                                 809             --           809
Alabama Properties Ltd. V                          1,457             --         1,457
Charlotte River Assoc.                            11,951          1,005        12,956
Village Apartments Ltd.                            1,411             --         1,411
Lakeside Apartments Ltd.                             911             --           911
Santa Maria Limited Dividend
 Partnership Assoc.                                2,680             --         2,680
Maria Del Day Ltd. Dividend Partnership Assoc.     2,494             --         2,494
300 Broadway Assoc.                                1,162             --         1,162
Vista Housing Assoc.                               2,372             --         2,372
Westgate Apts. Ltd.                                  916             --           916
Total - December 31, 2002                       $ 27,942       $  1,005      $ 28,497


(3) Reconciliation of real estate

                                                 Years Ended December 31,
                                                   2002           2001
                                                      (in thousands)
       Real Estate:

Balance at beginning of period                   $ 43,901       $ 43,765
Improvements during the period                        340            136
Disposals of rental properties                       (895)            --
Balance at end of period                         $ 43,346       $ 43,901

       Reconciliation of accumulated depreciation

                                                 Years Ended December 31,
                                                   2002           2001
                                                      (in thousands)
       Accumulated Depreciation:

Balance at beginning of period                   $ 34,159       $ 33,003
Depreciation expense for the period                 1,213          1,156
Disposals of rental properties                       (864)        $ --
Balance at end of period                         $ 34,508       $ 34,159

7.  Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholder of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

Consent Solicitation

In March 2001, a limited partner of the Partnership, which acquired its units through a tender offer, commenced a consent solicitation to remove NAPICO as the Corporate General Partner of the Partnership. In April 2001, the Partnership commenced an action to enjoin the solicitation alleging that the information contained in the solicitation was materially false and misleading and in violation of the federal securities laws. In November 2002, a settlement was reached between NAPICO and the limited partner whereby the lawsuit was dismissed and all claims between the parties were released.

The Corporate General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Millenium Management, LLC ("Millenium") and Everest Properties II, LLC ("Everest") have filed with the SEC a preliminary Consent Solicitation Statement requesting the consent of the limited partners of Real Estate Associates Limited III (the "Partnership") to remove the current general partners of the Partnership and to elect Millenium as the new general partner. The Partnership has filed with the SEC a preliminary Consent Revocation Statement opposing Millenium's and Everest's efforts to remove the general partners.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 29, 2002, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche LLP ("Deloitte") and retained as its new Independent Auditors, Ernst & Young LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Corporate General Partner. During the calendar year ended 2001 and through August 29, 2002, there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective August 29, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through August 29, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and (ii) of Regulation S-B.

                                    PART III.

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Real Estate Associates Limited III (the "Partnership" or the "Registrant") has no officers or directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and executive officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              58    Director
David R. Robertson              37    President, Chief Executive Officer
                                        and Director
Michael J. Hornbrook            48    Executive Vice President and Chief
                                        Operating Officer
Jeffrey H. Sussman              37    Senior Vice President, General
                                       Counsel and Secretary
Brian H. Shuman                 40    Senior Vice President and Chief
                                       Financial Officer

Peter K. Kompaniez has been a Director of NAPICO since April 1, 2000. Mr. Kompaniez has been Vice Chairman of the Board of Directors of Apartment Investment and Management Company ("AIMCO") since July 1994 and was appointed President of AIMCO in July 1997.

David R. Robertson has been President, Chief Executive Officer and a Director of NAPICO since October 2002. Mr. Robertson is also Executive Vice President of AIMCO and is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties. Prior to joining AIMCO, Mr. Robertson was a member of the investment banking group at Smith Barney from 1991 to 1996, where he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994. From February 1996 until February 2002, when Mr. Robertson joined AIMCO, he was the Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Michael J. Hornbrook has been Executive Vice President of NAPICO since January 2002 and became Chief Operating Officer of NAPICO in April 2002. Mr. Hornbrook is also Senior Vice President of AIMCO and is responsible for tax credit placement activities and transactions involving properties in AIMCO's affordable housing portfolio located in the western United States. Prior to January 2002, Mr. Hornbrook was a partner in the law firm of McGuire Woods LLP in the firm's Chicago office and specialized in the area of real estate law with a particular focus on affordable housing and tax credits. Mr. Hornbrook was the Chairman of the firm's Affordable Housing Group.

Jeffrey H. Sussman is Senior Vice President, General Counsel and Secretary, having joined NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman is Senior Vice President and Chief Financial Officer, having joined NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments. From 1994 to 1996, Mr. Shuman was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns.

The executive officers and directors of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and directors of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles generally accepted in the United States and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $31,000 and non-audit services (principally tax-related) of approximately $32,000.

ITEM 10.   EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

(a)        Security Ownership of Certain Beneficial Owners

The general partners own all of the outstanding general partnership interests of REAL III; no person or entity is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

(b) None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in Real III.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee incurred for the years ended December 31, 2002 and 2001, was approximately $129,000 and $129,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $14,000 for each of the years ended December 31, 2002 and 2001, respectively, and is included in general administrative expenses.

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

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

      Exhibit 3 Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #268983 incorporated herein by reference.

      Exhibit 10 Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated January 5, 1981, and the thirty-three contracts representing the Partnership investment in Local Partnerships as previously filed at the Securities and Exchange Commission, File #268983, which is hereby incorporated by reference.

      Exhibit 16.1 Letter dated August 29, 2002, from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant incorporated by reference to the Registrant's Current Report on Form 8-K dated September 6, 2002.

      Exhibit 99.0 Certification of Chief Executive Officer and Chief Financial
                   Officer

      Exhibit 99.1 Independent Auditors Report for Charlotte Lake River
                   Associates

      Exhibit 99.2 Independent Auditors Report for Hidden Pines, L.P.

      Exhibit 99.3 Independent Auditors Report for Lakeside Apartments, Ltd.

      Exhibit 99.4 Independent Auditors Report for Alabama Properties, Ltd. V.

      Exhibit 99.5 Independent Auditors Report for Santa Maria Limited Div. Partnership Assoc.

      Exhibit 99.6 Independent Auditors Report for Sunshine Canyon, L.P.

      Exhibit 99.7 Independent Auditors Report for Vista Housing Associates,L.P.

      Exhibit 99.8 Independent Auditors Report for Marina Del Ray, Ltd.

      Exhibit 99.9 Independent Auditors Report for Westgate Apartments, Ltd.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Item 14.  Controls and Procedures

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California Limited Partnership)

                               By: NATIONAL PARTNERSHIP INVESTMENTS CORP. Corporate General Partner


                                    By:   /s/Peter K. Kompaniez
                                          Peter K. Kompaniez
                                          Director

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President, Chief Executive Officer and
                                          Director

                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer

                                    Date: April 18, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                     Date:  April 18, 2003
Peter K. Kompaniez



/s/David R. Robertson         President, Chief Executive    Date: April 18, 2003
David R. Robertson             Officer and Director



/s/Brian H. Shuman            Senior Vice President and     Date: April 18, 2003
Brian H. Shuman                 Chief Financial Officer



                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this annual report on Form 10-KSB of Real Estate Associates Limited III;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 18, 2003

                               /s/David R. Robertson
                               David R. Robertson
                               President and Chief Executive  Officer of
                               National Partnership Investments Corp.,equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this annual report on Form 10-KSB of Real Estate Associates Limited III;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 18, 2003

                                 /s/Brian H. Shuman
                                 Brian H. Shuman
                                 Senior Vice  President  and Chief  Financial
                                 Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

                       REAL ESTATE ASSOCIATES LIMITED III
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit

     3    Articles  of   incorporation   and  bylaws:   The  registrant  is  not
          incorporated. The Partnership Agreement was filed with Form S-11 #268983 incorporated herein by reference.

  10 Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated January 5, 1981, and the thirty-three contracts representing the Partnership investment in Local Partnerships as previously filed at the Securities and Exchange Commission, File #268983, which is hereby incorporated by reference.

  16.1 Letter dated August 29, 2002, from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant incorporated by reference to the Registrant's Current Report on Form 8-K dated September 6, 2002.

  99.0      Certification of Chief Executive Officer and Chief Financial Officer

  99.1      Independent Auditors Report for Charlotte Lake River Associates

  99.2      Independent Auditors Report for Hidden Pines, L.P.

  99.3      Independent Auditors Report for Lakeside Apartments, Ltd.

  99.4      Independent Auditors Report for Alabama Properties, Ltd. V.

  99.5      Independent Auditors Report for Santa Maria Limited Div. Partnership
            Assoc.

  99.6      Independent Auditors Report for Sunshine Canyon, L.P.

  99.7      Independent Auditors Report for Vista Housing Associates, L.P.

  99.8      Independent Auditors Report for Marina Del Ray, Ltd.

  99.9      Independent Auditors Report for Westgate Apartments, Ltd.


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited III (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/David R. Robertson
                              Name: David R. Robertson
                              Date: April 18, 2003


                                    /s/Brian H. Shuman
                              Name: Brian H. Shuman
                              Date: April 18, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

Independent Auditors' Report

To the Partners
Charlotte Lake River Associates

We have audited the accompanying balance sheets of Charlotte Lake River Associates as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis or our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charlotte Lake River Associates as of December 31, 2002 and 2001, and the results of its operations, the changes in its partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in note G to the financial statements, the Partnership is in default of its mortgage and its workout agreement. The Partnership's cash flow has been insufficient to meet its required mortgage debt service payments and other related obligations. These matters raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in note G. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 19, 2003 on our consideration of Charlotte Lake River Associates' internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 19 through 47 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/Reznick, Fedder & Silverman
Bethesda, Maryland                              Taxpayer's Identification Number
February 19, 2003                               52-1088612


Audit Principal:  Renee G. Scruggs

Exhibit 99.2



                          Independent Auditors' Report

To The Partners
Hidden Pines, A Limited Partnership
Lansing, Michigan


We have audited the accompanying balance sheets of Hidden Pines, A Limited Partnership as of December 31, 2002 and 2001, and the related statements of income, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership depreciates its buildings using the accelerated cost recovery method which provides for the depreciation of real property over a fifteen year life. Accounting principles generally accepted in the United State of America require that depreciation be computed over the estimated useful like of the asset. As a result of this departure from accounting principles generally accepted in the United States of America, property and equipment, less accumulated depreciation, is understated and partners' deficit is overstated by $405,069 and $450,880 at December 31, 2002 and 2001, respectively. Additionally, depreciation expense is understated and net income is overstated by $45,811 and $45,811 for the years ended December 31, 2002 and December 31, 2001, respectively.

In our opinion, except for the effects of understating the useful life of real property as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Hidden Pines, A Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 10, 2003, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Maner, Costerisan & Ellis, P.C.
January 10, 2003

Exhibit 99.3

                          Independent Auditors' Report

To The Partners
Lakeside Apartments, Ltd.

We have audited the accompanying basic financial statement of Lakeside Apartments, Ltd., as of December 31, 2002 and 2001,as listed in the table of contents. These basic financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Lakeside Apartments, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 17, 2003 on our consideration of Lakeside Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audits performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information presented on pages 9 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information on pages 9 through 13 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole. The information on page 14, which is of a nonaccounting nature, has not been subjected to the auditing procedures applied in the audits of the basic financial statements, and we express no opinion on it.

/s/ Duggan, Joiner & Company
January 17, 2003



Exhibit 99.4

                           Independent Auditors Report

To the Partners
Alabama Properties, Ltd. V
Fort Payne, Alabama

We have audited the accompanying balance sheets of Alabama Properties, Ltd. V, a limited partnership, RHS Project No.: 01-025-630792246 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis or our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alabama Properties, Ltd. V, RHS Project No.: 01-025-630792246 as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion of the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002 and 2001, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2003 on our consideration of Alabama Properties, Ltd, V's internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.


/s/DONALD W. CAUSEY & ASSOCIATES, P.C.
DONALD W. CAUSEY & ASSOCIATES, P.C.
Gadsden, Alabama
January 22, 2003


Exhibit 99.5

                          Independent Auditors' Report



To The Partners
Santa Maria Limited Dividend Partnership Associates


We have audited the accompanying balance sheets of Santa Maria Limited Dividend Partnership Associates (the Partnership), RHS Project No.: 63-17-1336329 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, the financial position of Santa Maria Limited Dividend Partnership Associates, RHS Project No.: 63-17-1336329 as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


In accordance with Government Auditing Standards, we have also issued reports dated January 22, 2003, on our consideration of Santa Maria Limited Dividend Partnership Associates internal control over financial reporting and our tests on its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 15 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Santiago, Riley & Reznick
San Juan, Puerto Rico
January 22, 2003



Exhibit 99.6

                          Independent Auditors' Report

To The Partners
Sunshine Canyon, A Limited Partnership

We have audited the accompanying balance sheets of Sunshine Canyon, A Limited Partnership as of December 31, 2002 and 2001, and the related statements of income, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Partnership depreciates its buildings using the accelerated cost recovery method which provides for the depreciation of real property over a fifteen year life. Accounting principles generally accepted in the United State of America require that depreciation be computed over the estimated useful like of the asset. As a result of this departure from accounting principles generally accepted in the United States of America, property and equipment, less accumulated depreciation, is understated and partners' deficit is overstated by $252,496 and $280,549 at December 31, 2002 and 2001, respectively. Additionally, depreciation expense is understated and net income is overstated by $28,053 for each year ended December 31, 2002 and December 31, 2001.

In our opinion, except for the effects of understating the useful life of real property as discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Sunshine Canyon, A Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 10, 2003, on our consideration of the Partnership's internal control over financial reporting and on our tests on its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Maner, Costerisan & Ellis, P.C.
January 10, 2003

Exhibit 99.7



                          Independent Auditors' Report



To The Partners
Vista Housing Associates
(A Limited Partnership)
San Juan, Puerto Rico


I have audited the accompanying balance sheets of Vista Housing Associates (A Limited Partnership), HUD Project No.: 056-35094-LD-18 as of December 31, 2002 and the related statements of operations, partners' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Vista Housing Associates as of December 31, 2001, were audited by other auditors whose report, dated January 23, 2002, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Housing Associates (A Limited Partnership) as of December 31, 2002, and the results of its operations, its partners' deficiency and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 17, 2003, on my consideration of the Partnerships internal control and reports dated January 17, 2003, on its compliance with specific requirements applicable to major HUD programs, and specific requirements applicable to Fair Housing and Non-Discrimination. These reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of my audit.

/s/ JDM.CPA
January 17, 2003


Exhibit 99.8

                          Independent Auditors' Report



To The Partners
Marina Del Rey Limited Dividend
Partnership Associates

We have audited the accompanying balance sheets of Marina Del Rey Limited Dividend Partnership Associates (the Partnership), RHS Project No.:
63-20-1337676 as of December 31, 2002 and 2001, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Maria Del Rey Limited Dividend Partnership Associates, RHS Project No.: 63-20-1337676 as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports for the year ended December 31, 2002, dated January 22, 2003, on our consideration of Marina Del Rey Limited Dividend Partnership Associates internal control over financial reporting and on our tests on its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 14 through 16 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Santiago, Riley & Reznick
San Juan, Puerto Rico
January 22, 2003

Exhibit 99.9

                          Independent Auditors' Report

To the Partners
Westgate Apartments, Ltd.
Albertville, Alabama

We have audited the accompanying balance sheet of Westgate Apartments, Ltd., a limited partnership, RHS Project No.: 01-048-0630788273 as of December 31, 2002, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits. The financial statements of Westgate Apartments, Ltd. as of December 31, 2001, were audited by other auditors whose report dated March 8, 2002 expressed an unqualified opinion on those statements.

We conducted the audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audits provide a reasonable basis or our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Apartments, Ltd., RHS Project No.: 01-048-0630788273 as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion of the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 6, 2003 on our consideration of Westgate Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.




/s/DONAL W. CAUSEY & ASSOCIATES, P.C.
DONALD W. CAUSEY & ASSOCIATES, P.C.
Gadsden, Alabama
March 6, 2003