Form 10QSB
period 2003-03-31
REAL ESTATE ASSOCIATES LTD III
filed 2003-05-15
CIK 318986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from __________ to __________

                         Commission file number 0-10673


                       REAL ESTATE ASSOCIATES LIMITED III
             (Exact Name of Registrant as Specified in Its Charter)


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED III
                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                 March 31, 2003

                              ASSETS

Investment in limited partnership (Note 2)                             $   102
Due from affiliate                                                          26
Cash and cash equivalents                                                2,065

            Total assets                                               $ 2,193

          LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accrued fees due to partners                                        $     4
   Accounts payable and accrued expenses                                   106
   Advances due to affiliates                                                5
                                                                           115
Commitments and Contingencies (Note 4)

Partners' (Deficiency) Equity:
   General partners                                                       (148)
   Limited partners                                                      2,226
                                                                         2,078
            Total liabilities and partners' (deficiency) equity        $ 2,193

                   See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (in thousands, except per unit data)


                                                             Three Months Ended
                                                                  March 31,
                                                             2003           2002

Interest income                                           $     7          $     7

Operating Expenses:
  Management fee - partners (Note 3)                           32               32
  General and administrative (Note 3)                           8               40
  Legal and accounting                                         32               33
        Total operating expenses                               72              105

Loss from Partnership operations                              (65)             (98)
Distributions from limited partnerships
  recognized as income (Note 2)                                19               34
Equity in income (loss) of limited
  partnerships and amortization of
  acquisition costs (Notes 1 and 2)                            41             (155)

Net loss                                                  $    (5)         $  (219)
Net loss allocated to general
 partners (1%)                                            $    --          $    (2)
Net loss allocated to limited
 partners (99%)                                                (5)            (217)

                                                          $    (5)         $  (219)
Net loss per limited
  partnership interest (Note 1)                           $   (--)         $   (19)

                   See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED III

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY

                                   (Unaudited)
                        (in thousands, except unit data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                     11,442

Partners' (deficiency) equity,
  December 31, 2002                     $ (148)          $ 2,231           $2,083

Net loss for the three months
  ended March 31, 2003                       --               (5)              (5)

Partners' (deficiency) equity,
  March 31, 2003                        $ (148)          $ 2,226           $2,078


                   See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED III

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)


                                                                       Three Months Ended
                                                                           March 31,
                                                                      2003            2002
Cash flow from operating activities:
  Net loss                                                          $   (5)         $ (219)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Equity in (income) loss of limited partnerships and
      amortization of acquisition costs                                (41)            155
     Increase in fee due to partners                                     4              --
     Increase in due from affiliate                                    (26)             --
     Increase in accounts payable and accrued expenses                  16              10
         Net cash used in operating activities                         (52)            (54)

Cash flow from investing activities:
     Distributions from limited partnership recognized
       as reduction of investment balance                               41              --

Net decrease in cash and cash equivalents                              (11)            (54)
Cash and cash equivalents, beginning of period                       2,076           2,178

Cash and cash equivalents, end of period                           $ 2,065         $ 2,124


                   See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 31, 2003

Note 1 - Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited III (the "Partnership" or "Registrant") annual report for the fiscal year ended December 31, 2002. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and changes in cash flows for the three months ended March 31, 2003 and 2002, respectively.

The general partners collectively have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corporation ("NAPICO" or the "Corporate General Partner") and National Partnership Investment Associates.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 11,442 for the three months ended March 31, 2003 and 11,456 for the three months ended March 31, 2002, respectively.

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

Note 2 - Investments in Limited Partnerships

As of March 31, 2003, the Partnership holds limited partnership interests in 11 limited partnerships (the "Local Partnerships"). In addition, the Partnership holds a general partner interest in Real Estate Associates ("REA"). NAPICO is also a general partner in REA . The Local Partnerships own residential low income rental projects consisting of 1,160 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At March 31, 2003, the investment balance in ten of the eleven Local Partnerships had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the three months ended March 31, 2003 (in thousands):

           Balance, beginning of year                     $ 102
           Amortization of acquisition costs                 (1)
           Equity in income of limited partnerships          42
           Distributions from limited partnerships
            recognized as a reduction of investment
             balance                                        (41)
           Balance, end of period                         $ 102

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three months ended March 31, 2003 and 2002 for the Local Partnerships in which the Partnership has investments (in thousands):

                                              Three Months Ended
                                                   March 31,
                                             2003             2002
Revenues
  Rental and other                          $ 1,651          $ 1,681

Expenses
  Depreciation                                  305              273
  Interest                                      446              367
  Operating                                   1,058            1,384

                                              1,809            2,024

Net loss                                    $ (158)          $ (343)

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to 0.4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnership. The management fee incurred for both the three months ended March 31, 2003 and 2002 was approximately $32,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $4,000 for both the three month periods ended March 31, 2003 and 2002, and is included in general and administrative expenses.

Note 4 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the judge entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

The Corporate General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Millenium Management, LLC ("Millenium") and Everest Properties II, LLC ("Everest") have filed with the SEC a preliminary Consent Solicitation Statement requesting the consent of the limited partners of Real Estate Associates Limited III (the "Partnership") to remove the current general partners of the Partnership and to elect Millenium as the new general partner. The Partnership has filed with the SEC a preliminary Consent Revocation Statement opposing Millenium's and Everest's efforts to remove the general partners. An affiliate of the general partner has purchased Everest's partnership interests and Everest's consent solicitation has been terminated.

Note 5 - Subsequent Event

Subsequent to March 31, 2003, the Partnership distributed approximately $210,000 from proceeds received from the sale of the Partnership's interest in Sunset Grove during 2002 and approximately $90,000 from excess cash reserves. With this distribution, the Partnership paid approximately $3,000 to the general partners and approximately $297,000 to the limited partners.

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

Liquidity and Capital Resources

The Properties in which the Partnership has invested, through its investments in the Local Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

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

Results of Operations

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income for the three months ended March 31, 2003 was comparable with the corresponding period for the three months ended March 31, 2002.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $32,000 for both the three months ended March 31, 2003 and 2002, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $32,000 and $33,000 for the three months ended March 31, 2003 and 2002, respectively. General and administrative expenses were approximately $8,000 and $40,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in general and administrative expenses is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements and a decrease in costs associated with the consent solicitation lawsuit that originated in April 2001 and was dismissed in November 2002.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the three months ended March 31, 2003, the Partnership recognized equity in income of approximately $41,000 from a Local Partnership. During the three months ended March 31, 2002, the Partnership recognized equity in loss of approximately $155,000 from a Local Partnership. During the three months ended March 31, 2003 and 2002, the Partnership received approximately $19,000 and $34,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero.

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

Other

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

Critical Accounting Policies and Estimates

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls, accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in the Partnership and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (an affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the judge entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

Millenium Management, LLC ("Millenium") and Everest Properties II, LLC ("Everest") have filed with the SEC a preliminary Consent Solicitation Statement requesting the consent of the limited partners of Real Estate Associates Limited III (the "Partnership") to remove the current general partners of the Partnership and to elect Millenium as the new general partner. The Partnership has filed with the SEC a preliminary Consent Revocation Statement opposing Millenium's and Everest's efforts to remove the general partners. An affiliate of the general partner has purchased Everest's partnership interests and Everest's consent solicitation has been terminated.

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

         Exhibit 99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K filed during the quarter ended March 31, 2003:

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


                                    REAL ESTATE ASSOCIATES LIMITED III
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer

                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and Chief
                                          Financial Officer


                                    Date: May 14, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited III;


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


Date:  May 14, 2003

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

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited III;


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


Date:  May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited III (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 14, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 14, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.