Form 10QSB
period 2003-09-30
REAL ESTATE ASSOCIATES LTD III
filed 2003-11-14
CIK 318986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                                 (in thousands)

                               September 30, 2003

                              ASSETS

Investment in limited partnerships (Note 2)                            $   102
Cash and cash equivalents                                                  640

            Total assets                                               $   742

          LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accounts payable and accrued expenses                                $   51

Commitments and Contingencies (Note 5)

Partners' (Deficiency) Equity:
   General partners                                                       (149)
   Limited partners                                                        840
                                                                           691
            Total liabilities and partners' (deficiency) equity        $   742


                   See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)
                    (in thousands, except per interest data)


                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2003          2002           2003          2002

Revenues:
  Interest income                           $     2       $    17       $      13      $     33

Operating expenses:
  Management fee - partners (Note 3)             32            32              94            97
  General and administrative (Note 3)             6            22              26            72
  Legal and accounting                           13            23              99            91
        Total operating expenses                 51            77             219           260

Loss from Partnership operations                (49)          (60)           (206)         (227)
Distributions from limited partnerships
  recognized as income (Note 2)                  --            --              29            34
Equity in income (loss) of limited
  partnerships and amortization of
  acquisition costs (Notes 1 and 2)              42            --              83          (308)

Net loss                                    $    (7)      $   (60)       $    (94)      $  (501)
Net loss allocated to general
 partners (1%)                              $    --       $    (1)       $     (1)      $    (5)
Net loss allocated to limited
 partners (99%)                                  (7)          (59)            (93)         (496)

                                            $    (7)      $   (60)       $    (94)      $  (501)
Net loss per limited
  partnership interest (Note 1)             $ (0.61)      $ (5.15)       $  (8.13)      $(43.30)
Distributions per limited partnership
  interest                                  $    --       $    --        $ 113.44       $    --



                   See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

               STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY

                                   (Unaudited)
                      (in thousands, except interest data)



                                         General         Limited
                                        Partners         Partners          Total

Partnership interests                                     11,442

Partners' (deficiency) equity,
  December 31, 2002                      $ (148)         $ 2,231           $2,083

Distributions for the nine months
  ended September 30, 2003                   --           (1,298)          (1,298)

Net loss for the nine months
  ended September 30, 2003                   (1)             (93)             (94)

Partners' (deficiency) equity,
  September 30, 2003                     $ (149)          $ 840            $ 691

Percentage interest at
 September 30, 2003                           1%              99%             100%
                                                           (A)


(A) Consists of 5,716 limited partnership units (the "Units") (or 11,432 limited partnership interests) at September 30, 2003 and 5,721 limited partnership units (or 11,442 limited partnership interests) at December
      31, 2002. A Unit consists of two limited partnership  interests (see "Note
      4 - Abandonment of Interests").


                   See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2003            2002
Cash flows from operating activities:
  Net loss                                                          $  (94)         $ (501)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Equity in (income) loss of limited partnerships and
        amortization of acquisition costs                              (83)            308
      Decrease in advances due to affiliates                            (5)             --
      Decrease in accounts payable and accrued expenses                (39)             (2)
         Net cash used in operating activities                        (221)           (195)

Cash flow provided by investing activities:
  Distributions from limited partnership recognized as
    as reduction of investment balance                                  83              --

Cash flow used in financing activities:
  Distributions to partners                                         (1,298)             --

Net decrease in cash and cash equivalents                           (1,436)           (195)
Cash and cash equivalents, beginning of period                       2,076           2,178

Cash and cash equivalents, end of period                           $   640         $ 1,983


                   See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               SEPTEMBER 30, 2003

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2003 and 2002, respectively.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the period. The number of limited partnership interests was 11,442 and 11,456 at December 31, 2002 and 2001.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

Note 2 - Investments in Limited Partnerships

As of September 30, 2003, the Partnership holds limited partnership interests in 11 limited partnerships (the "Local Partnerships"). In addition, the Partnership holds a general partner interest in Real Estate Associates ("REA"). NAPICO is also a general partner in REA . The Local Partnerships own residential low income rental projects consisting of 1,160 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. Subsequent to September 30, 2003, the Partnership sold its limited partnership interests in two of the Local Partnerships (see Note 6 below).

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

At September 30, 2003, the investment balance in ten of the eleven Local Partnerships had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 2003 (in thousands):

Balance, beginning of period                                $ 102
Amortization of acquisition costs                              (1)
Equity in income of limited partnerships                       84
Distribution from limited partners recognized as a
  reduction of investment balance                             (83)
Balance, end of period                                      $ 102

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and nine months ended September 30, 2003 and 2002 for the Local Partnerships in which the Partnership has investments (in thousands):


                                     Three Months Ended           Nine Months Ended
                                       September 30,                September 30,
                                    2003            2002          2003         2002
                                                 (Restated)                 (Restated)
Revenues
  Rental and other                 $ 1,848        $ 1,640        $ 5,064      $ 4,921
Expenses
  Depreciation                         220            302            660          906
  Interest                             393            384          1,178        1,153
  Operating                          1,046          1,102          3,220        3,305
                                     1,659          1,788          5,058        5,364
Income (loss) from
 continuing operations                 189           (148)             6         (443)
Income from
 discontinued operations                --              5             --           14
Net income (loss)                   $ 189          $ (143)         $ 6        $ (429)

The September 30, 2002 amounts have been restated to reflect the sale of the investment in Sunset Grove in October 2002.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee approximately equal to 0.4 percent of the original invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Partnership. The management fee incurred for the nine months ended September 30, 2003 and 2002 was approximately $94,000 and $97,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $11,000 for both of the nine month periods ended September 30, 2003 and 2002, and is included in general and administrative expenses.

Note 4 - Abandonment of Interests

During the nine months ended September 30, 2003, the number of limited partnership interests decreased by 10 interests due to the limited partners abandoning their units. In abandoning his or her limited partnership interest(s), a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership unit is calculated based on the number of outstanding units at the beginning of the year.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan
     I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

Note 6 - Subsequent Event

On October 1, 2003 the Partnership sold its limited partnership interests in Hidden Pines and Sunshine Canyon and realized gains of approximately $457,000 and $245,000, respectively. The gains are equal to the net proceeds received by the Partnership as the Partnership had no remaining investment related to the two Local Partnerships.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2003             Unit             2002             Unit

Operations (2)         $1,088           $ 95.09          $   --            $    --
Sale (1)                  210             18.35              --                 --
                       $1,298           $113.44          $   --            $    --

(1)   Proceeds from the sale of Sunset Grove in 2002.

(2) During the nine months ended September 30, 2003, it was determined that a limited partner was overpaid approximately $1,500 of distributions. The limited partner returned this amount during the nine months ended September 30, 2003.

Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

Partnership revenues consist of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income for the three and nine months ended September 30, 2003 decreased as a result of cash distributions to partners.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $94,000 and $97,000 for the nine months ended September 30, 2003 and 2002, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $13,000 and $99,000 for the three and nine months ended September 30, 2003 compared to approximately $23,000 and $91,000 for the three and nine months ended September 30, 2002, respectively. General and administrative expenses were approximately $6,000 and $26,000 for the three and nine months ended September 30, 2003 as compared to approximately $22,000 and $72,000 for the three and nine months ended September 30, 2002, respectively. The decrease in general and administrative expenses for the three and nine months ended September 30, 2003 is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements and a decrease in costs associated with the consent solicitation lawsuit that originated in April 2001 and was dismissed in November 2002. Legal and accounting fees for the nine months ended September 30, 2003 increased due to an increase in professional services.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the nine months ended September 30, 2003, the Partnership recognized equity in income of approximately $83,000 from a Local Partnership. During the nine months ended September 30, 2002, the Partnership recognized equity in loss of approximately $308,000 from a Local Partnership. During the nine months ended September 30, 2003 and 2002, the Partnership received approximately $29,000 and $34,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero.

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

Other

AIMCO and its affiliates owned 239 limited partnership units (the "Units") (or 478 limited partnership interests) in the Partnership representing 4.18% of the outstanding Units as of September 30, 2003. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan
     I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

         Current Report on Form 8-K dated August 11, 2003 and filed on August 13, 2003, disclosing the Stipulation of Settlement between NAPICO and the plaintiffs.

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

                                    Date: November 13, 2003

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


Date:  November 13, 2003

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


Date:  November 13, 2003

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



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited III (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 13, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.