Form 10KSB
period 2003-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2004-05-14
CIK 318986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

                      11,432 Limited Partnership Interests
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenue for its most recent fiscal year $16,000.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2003. No market for the Registrant's limited partnership interests exists, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Partnership's financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

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

REAL III holds limited partnership interests in nine local partnerships (the "Local Partnerships") as of December 31, 2003, and a general partner interest in Real Estate Associates ("REA"). The general partners of REA are REAL III and NAPICO. During the year ended December 31, 2003, two Local Partnerships sold their investment properties. During the year ended December 31, 2002, one Local Partnership sold its investment property. In December 1998, the Partnership sold its interest in 20 Local Partnerships. Each of the Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

The partnerships in which REAL III has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL III became the principal limited partner in these Local Partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL III's liability for obligations of the Local Partnerships is limited to its investment. The local general partner of the Local Partnerships retains responsibility for developing, constructing, maintaining, operating and managing the Project. Under certain circumstances of default, REAL III has the right to replace the general partner of the Local Partnerships, but otherwise does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships.

Although each of the Local Partnerships in which REAL III has invested generally owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

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

During 2003, the projects in which REAL III had invested were substantially rented. The following is a schedule of the status as of December 31, 2003, of the projects owned by Local Partnerships in which REAL III is a limited partner.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                          IN WHICH REAL III HAS AN INVESTMENT
                                   DECEMBER 31, 2003

                                                     Units
                                                   Authorized
                                                   For Rental
                                     Financed   Assistance Under
                                     Insured       Section 8     Percentage of Percentage of
                                       And       Or Other Rent    Total Units   Total Units
                         No. of     Subsidized    Supplement       Occupied     Occupied
   Name and Location      Units       Under       Program (B)        2003          2002

Charlotte Lakes Apts.      553         (A)             --             95%           93%
Rochester, NY

Jenks School Apts.          83         (B)             82             100%          99%
Pawtucket, RI

Lakeside Apts.              32         (C)             21              97%          96%
Stuart, FL

Ramblewood Apts.            64         (C)            13               86%          89%
Fort Payne, AL

Santa Maria Apts.           86         (C)             86             100%         100%
San German, Puerto
Rico

Village Apts.               51         (C)            50               97%           98%
La Follette, TN




                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                          IN WHICH REAL III HAS AN INVESTMENT
                             DECEMBER 31, 2003 (Continued)


                                                     Units
                                                   Authorized
                                                   For Rental
                                     Financed   Assistance Under
                                     Insured     or Other Rent   Percentage of  Percentage of
                                       And         Supplement     Total Units   Total Units
                         No. of     Subsidized      Program       Occupied        Occupied
   Name and Location      Units       Under       Section 8 (B)       2003          2002

Vincente Geigel              80        (C)             80            100%          100%
Polanco Apts.
Isabela, Puerto
Rico

Vista De Jagueyes            73        (B)             73             75%          100%
Aguas Buenas, PR

Westgate Apts.               72        (C)             16             85%           95%
Albertville, AL

TOTALS                    1,094                       421

(A) The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 236 of the National Housing Act.
(B) The mortgage is insured by FHA under the provisions of Section 221(d)(3) of the National Housing Act.
(C)  The mortgage is insured by USDA, Rural Development.

During the year ended December 31, 2003, two Local Partnerships sold their investment properties.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2003.


                                      Real Estate
                                      Associates
                                      Limited III   Original Cost
                                      Percentage     of Ownership   Mortgage    Notes Payable and
              Partnership              Interest        Interest       Note      Accrued Interest
    Alabama Properties Ltd. V             99%         $   205      $ 1,448          $    --
    Charlotte Lake River
     Associates                           95%          10,500       11,951            1,005
    Village Apartment Ltd.                98%             210        1,402               --
    Lakeside Apartments Ltd.              95%              65          905               --
    Santa Maria Limited Dividend
     Partnership Assoc.                   99%             420        2,652               --
    Marina Del Ray Limited
     Dividend Partnership Assoc.          99%             395        2,471               --
    300 Broadway Assoc.                   98%             632          843               --
    Vista Housing Assoc. L.P.             98%             445        2,713               --
    Westgate Apartments, Ltd.             94%             218          886               --
                                                      $13,090      $25,271          $ 1,005

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

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2003, there were 1,844 registered holders of units in REAL III owning a total of 5,716 limited partnership units (or 11,432 limited partnership interests). The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to Project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships. A distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989. This represented the proceeds from the sale of one of the Partnership's real estate investments. In March 1999, the Partnership made distributions of $6,881,025 to the limited partners and $69,506 to the general partners, which included using proceeds from the sale of the partnership interests. In 2001, the Partnership paid a distribution of $3,000,000 to the limited partners. In 2003, the Partnership made distributions of approximately $1,295,000 to the limited partners, which involved using proceeds from the sale of partnership interests of approximately $210,000 and excess reserves of approximately $1,085,000 to the limited partners.

AIMCO and its affiliates owned 239 limited partnership units (the "Units") (or 478 limited partnership interests) in the Partnership representing 4.18% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this document.

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

As of December 31, 2003 and 2002, the Partnership has cash and cash equivalents of approximately $1,172,000 and $2,076,000, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. Interest income has been decreasing as a result of decreasing cash balances due to distributions in 2003 and decreasing interest rates. This resulted in the Partnership earning approximately $16,000 and $44,000 in interest income for the years ended December 31, 2003 and 2002, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

During the year ended December 31, 2003, the Partnership sold its interest in Hidden Pines, a limited partnership, to an unrelated third party and realized a gain of approximately $457,000. The gain equaled the net proceeds received by the Partnership, as the Partnership had no remaining investment balance related to this Local Partnership.

During the year ended December 31, 2003, the Partnership sold its interest in Sunshine Canyon, a limited partnership, to an unrelated third party and realized a gain of approximately $245,000. The gain equaled the net proceeds received by the Partnership, as the Partnership had no remaining investment balance related to this Local Partnership.

During the year ended December 31, 2002, the Partnership sold its interest in Sunset Grove, a limited partnership, to an unrelated third party and realized a gain of approximately $210,000. The gain equaled the net proceeds received by the Partnership, as the Partnership had no remaining investment balance related to this Local Partnership.

The Partnership distributed the following amounts during the year ended December 31, 2003 and 2002 (in thousands, except per unit data):


                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Operations (1)         $1,085           $ 94.83          $   --            $    --
Sale (2)                  210             18.35              --                 --
                       $1,295           $113.18          $   --            $    --

(1) During the year ended December 31, 2003, it was determined that a limited partner was overpaid approximately $4,500 of distributions. The limited partner returned this amount during the year ended December 31, 2003.

(2)   Proceeds from the sale of Sunset Grove in 2002.

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

Results of Operations

At December 31, 2003, the Partnership had investments in nine Local Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income (loss) of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. The Partnership recognized equity in income of approximately $83,000 for the year ended December 31, 2003 compared to equity in loss of approximately $308,000 during the year ended December 31, 2002, respectively, from the Local Partnerships. Included in the amount for 2002 are impairment losses of approximately $300,000, related to a Local Partnership. There were no impairment losses recorded for a Local Partnership during the year ended December 31, 2003. During the years ended December 31, 2003 and 2002, the Partnership received approximately $29,000 and $34,000, respectively, in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero.

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. The decrease in interest income for the year ended December 31, 2003, is due to lower interest rates combined with lower average cash balances maintained in interest bearing accounts.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $125,000 and $129,000 for the years ended December 31, 2003 and 2002, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $190,000 and $208,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in legal fees during 2003 is related to a consent solicitation lawsuit that originated in April 2001 and was dismissed in November 2002. General and administrative expenses were approximately $35,000 and $79,000 for the years ended December 31, 2003 and 2002, respectively. The decrease in general and administrative expenses is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements.

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

AIMCO and its affiliates owned 239 limited partnership units (the "Units") (or 478 limited partnership interests) in the Partnership representing 4.18% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that included, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated Local Partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its investments in Local Partnerships that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated investments in Local Partnerships. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on its cash flow, the Partnership cannot make any definitive conclusion on the impact, if any, on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

Method of Accounting for Investments in Local Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). The Partnership is also entitled to 99% of the profits and losses of REA. Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

Item 7.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young, LLP Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' (Deficiency) Equity - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                   Report of Independent Public Accountants



To Partners
Real Estate Associates Limited III


We have audited the accompanying balance sheet of Real Estate Associates Limited III as of December 31, 2003, and the related statements of operations, partners' (deficiency) equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of
accounting.   The  investments  in  these  limited   partnerships   represent  a
substantial portion of the investee information in Note 2 and Note 6. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Partnership management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.



                                                          /s/Ernst & Young LLP
Greenville, South Carolina
April 16, 2004

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2003



                           Assets

  Investments in local partnerships (Note 2)                      $ 102
  Cash and cash equivalents                                        1,172
       Total assets                                              $ 1,274

        Liabilities and partners'(deficiency) equity

Liabilities:
  Accounts payable and accrued expenses                            $ 6

Contingencies (Note 7)

Partners' (deficiency) equity:
  General partners                                               $ (143)
  Limited partners                                                 1,411
                                                                   1,268

       Total liabilities and partners' (deficiency) equity       $ 1,274


                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per interest data)


                                                               Years Ended December 31,
                                                                 2003             2002

Interest income                                                  $ 16             $ 44

Operating expenses:
  Legal and accounting                                              190             208
  Management fees - general partner (Note 3)                        125             129
  General and administrative (Note 3)                                35              79
      Total operating expenses                                      350             416

Loss from partnership operations                                   (334)           (372)
Gain on sale of local partnership interest (Note 2)                 702             210
Distributions from local partnerships
    recognized as income (Note 2)                                    29              34
Equity in income (loss) of local partnerships and
     amortization of acquisition costs (Note 2)                      83            (308)

Net income (loss)                                               $ 480            $ (436)

Net income (loss) allocated to general partners (1%)                  5              (4)
Net income (loss) allocated to limited partners (99%)               475            (432)
                                                                $ 480            $ (436)
Net income (loss) per limited partnership interest
  (Note 1)                                                     $ 41.51          $(37.71)
Distributions per limited partnership interest                 $ 113.18         $    --


                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

            STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                     (in thousands, except interest data)


                                                     General        Limited
                                                    Partners        Partners        Total
Partnership interests (A)                                            11,432

Partners' (deficiency) equity,
  January 1, 2002                                  $  (144)      $    2,663      $   2,519

Net loss for the year ended
  December 31, 2002                                     (4)            (432)          (436)

Partners' (deficiency) equity,
  January 1, 2003                                     (148)           2,231          2,083

Distributions to partners                               --           (1,295)        (1,295)

Net income for the year ended
  December 31, 2003                                      5              475            480

Partners' (deficiency) equity,
  December 31, 2003                                $  (143)        $  1,411        $ 1,268

(A) Consists of 5,716 limited partnership units (the "Units") (or 11,432 limited partnership interests) at December 31, 2003 and 5,721 limited partnership units (or 11,442 limited partnership interests) at December
      31, 2002. A Unit  consists of two limited  partnership  interests.  During
      2003, 10 limited  partnership  interests  were  abandoned.  (see "Note 5 -
      Abandonment of Interests").

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                 Years Ended December 31,
                                                                    2003            2002

Cash flows from operating activities:
  Net income (loss)                                           $    480         $   (436)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Gain on sale of local partnership interests                 (702)            (210)
      Equity in (income) loss of local partnerships and
        amortization of acquisition costs                          (83)             308
      Decrease in advances due to affiliates                        (5)              --
      (Decrease) increase in accounts payable and
         accrued expenses                                          (84)              26
         Net cash used in operating activities                    (394)            (312)

Cash flows from investing activities:
  Distributions from local partnership recognized
   as return of capital                                             83               --
  Proceeds from sale of local partnership interests                702              210
         Net cash provided by investing activities                 785              210

Cash flows used in financing activities:
  Distributions to partners                                     (1,295)              --

Net decrease in cash and cash equivalents                         (904)            (102)

Cash and cash equivalents, beginning of year                     2,076            2,178

Cash and cash equivalents, end of year                        $  1,172         $  2,076


                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


1.  Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited III (the "Partnership", or "Registrant") was formed under the California Limited Partnership Act on July 25, 1980. The Partnership was formed to invest either directly or indirectly in other partnerships which own and operate primarily federal, state and local government-assisted housing projects. The general partners are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), a California Corporation and National Partnership Investment Associates ("NAPIA") a limited partnership. The business of the Partnership is conducted primarily by NAPICO.

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

Method of Accounting for Investments in Limited Partnerships

The investments in local limited partnerships (the "Local Partnerships") are accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects are capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 11,432 and 11,442 for the years ended December 31, 2003 and 2002, respectively. During 2003 and 2002, 10 and 14 limited partnership interests were abandoned, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and money market funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,172,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. Impairment losses of approximately $300,000 were recognized during the year ended December 31, 2002. There were no impairment losses recorded during the year ended December 31, 2003.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to public entities with variable interest held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated Local Partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its investments in Local Partnerships that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated investments in Local Partnerships. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on its cash flow, the Partnership cannot make any definitive conclusion on the impact, if any, on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

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

2.  Investments in Local Partnerships

As of December 31, 2003, the Partnership holds limited partnership interests in nine Local Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates ("REA"). NAPICO is also a general partner in REA. The Local Partnerships own residential low income rental projects consisting of 1,094 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At December 31, 2003, the investment balance in eight of the nine Local Partnerships had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the year ended December 31, 2003 (in thousands):


Investment balance, beginning of year                   $  102
Equity in income of Local Partnerships                      84
Amortization of acquisition costs                           (1)
Distributions from Local Partnerships recognized
  as a reduction of investment balance                     (83)
Investment balance, end of year                         $  102

The Partnership determined that its investment balance in one of its Local Partnerships was impaired and recognized an impairment loss of approximately $300,000 during the year ended December 31, 2002. There was no impairment loss recognized during the year ended December 31, 2003.

Following is selected unaudited financial information from the combined financial statements at December 31, 2003 and for each of the two years in the period ended December 31, 2003, of the Local Partnerships in which the Partnership has investments:

            Condensed Combined Balance Sheet of the Local Partnerships
                                 (in thousands)

                                                    December 31,
                                                        2003
Assets
  Land                                               $  1,253
  Building and improvements, net of accumulated
   depreciation of approximately $32,738                6,833
  Other assets                                          3,247
Total assets                                         $ 11,333

Liabilities and Partners Deficit:
Liabilities:
  Mortgage notes payable                             $ 25,271
  Notes payable                                         1,005
  Other liabilities                                     1,668
                                                       27,944
Partners' deficit                                     (16,611)

Total Liabilities and Partners' Deficit              $ 11,333


        Condensed Combined Results of Operations of the Local Partnerships
                                 (in thousands)
                                                       Years ended December 31,
                                                         2003            2002
                                                                      (Restated)

Rental and other income                                $ 6,127         $ 6,085

Expenses:
Operating expenses                                       4,197           3,992
Financial expenses                                       1,424           1,556
Depreciation                                               892           1,216
Total expenses                                           6,513           6,764

Net loss                                               $  (386)        $  (679)

The operations of Hidden Pines and Sunshine Canyon have been excluded from the condensed combined results of operation for both periods presented due to the sale of the Partnership's interests in the Local Partnerships during 2003. In addition, the operations of Sunset Grove have been excluded for 2002 due to the sale of the Partnership's interest in the Local Partnership during 2002.

Charlotte Lakes River Associates, one of the Local Partnerships, is a 553-unit apartment building in Rochester, New York. The Managing General Partner ("Managing General Partner") is the Finch Group and Real Estate Associates Limited III is the Limited Partner ("Limited Partner"). Currently, the mortgage on the property is in default, as cash generated from property operations has been insufficient to meet required principal and interest payments due pursuant to the loan agreement, placing the property at risk of foreclosure. The Managing General Partner has entered into formal negotiations with the lender and local housing agencies in an attempt to negotiate a forbearance, a cure plan, and strategy to return the property to positive cash flow. The Partnership has no investment balance in the Local Partnership.

During the year ended December 31, 2003, the Partnership sold its interest in Hidden Pines, a limited partnership, to an unrelated third party and realized a gain of approximately $457,000. The gain equaled the net proceeds received by the Partnership, as the Partnership had no remaining investment balance related to this Local Partnership.

During the year ended December 31, 2003, the Partnership sold its interest in Sunshine Canyon, a limited partnership, to an unrelated third party and realized a gain of approximately $245,000. The gain equaled the net proceeds received by the Partnership, as the Partnership had no remaining investment balance related to this Local Partnership.

During the year ended December 31, 2002, the Partnership sold its interest in Sunset Grove, a limited partnership, to an unrelated third party and realized a gain of approximately $210,000. The gain equaled the net proceeds received by the Partnership, as the Partnership had no remaining investment balance related to this Local Partnership.

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

3.  Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for each of the years ended December 31, 2003 and 2002, was approximately $125,000 and $129,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $14,000 for each of the years ended December 31, 2003 and 2002 and is included in general and administrative expenses.

AIMCO and its affiliates owned 239 limited partnership units (the "Units") (or 478 limited partnership interests) in the Partnership representing 4.18% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that included, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

4.  Income Taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2003            2002
                                                       (in thousands)

Net income (loss) per financial statements        $   480          $  (436)

  Other                                              (412)             110
  Partnership's share of Local Partnership          2,062            1,090
Income per tax return                             $ 2,130          $   764
Net income per limited partnership interest       $184.29          $ 66.77

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets (liabilities):

                                                   December 31, 2003
                                                     (in thousands)

      Net assets as reported                           $  1,268
      Add (deduct):
       Investment in Local Partnerships                 (15,614)
        Deferred offering expenses                        3,896
       Other                                                619
      Net deficit - federal tax basis                  $ (9,831)

5.    Abandonment of Limited Partnership Interests

During the years ended December 31, 2003 and 2002, the number of limited partnership interests decreased by 10 and 14 due to limited partners abandoning their interest(s). In abandoning his or her limited partnership interests, a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying consolidated statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

6. Real Estate and Accumulated Depreciation of Local Partnerships in which Real III Has Invested

The following is a summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships in which REAL III has invested (in thousands):



                                         Buildings
                                            And
                                          Related
                                         Personal            Accumulated   Date of
     Description       Encumbrance Land   Property  Total(2)  Depreciation Construction (2)

Alabama Properties
 Ltd. V                   (1)    $   53  $ 2,137   $ 2,190   $ 1,351      1980-1981
Charlotte River
 Assoc.                   (1)       552   19,438    19,990    17,958        1980
Village Apartments
 Ltd.                     (1)        65    1,856     1,921     1,431      1981-1982
Lakeside Apts. Ltd.       (1)        72    1,018     1,090       840      1980-1981
Santa Maria Ltd.
 Dividend
 Partnership Assoc.       (1)       107    3,489     3,596     2,605      1981-1982
300 Broadway Assoc.       (1)        97    3,707     3,804     2,595      1981-1982
Vista Housing Assoc.      (1)       103    3,287     3,390     2,665      1981-1982
Westgate Apt. Ltd.        (1)        80    1,504     1,584       996      1980-1981
Marina Del Ray
 Ltd. Dividend
 Partnership Assoc.       (1)       124    3,135     3,259     2,297      1981-1982
Total                     (1)    $1,253  $39,571   $40,824   $32,738

(1)    Schedule of Encumbrances


                                                                   Notes
                                                                 Payable and
                                                   Mortgage       Accrued
Partnership Name                                    Notes        Interest      Total
                                                               (in thousands)
Alabama Properties Ltd. V                          $ 1,448        $    --     $ 1,448
Charlotte River Assoc.                              11,951          1,005      12,956
Village Apartments Ltd.                              1,402             --       1,402
Lakeside Apartments Ltd.                               905             --         905
Santa Maria Limited Dividend
 Partnership Assoc.                                  2,652             --       2,652
Maria Del Day Ltd. Dividend Partnership Assoc.       2,471             --       2,471
300 Broadway Assoc.                                    843             --         843
Vista Housing Assoc.                                 2,713             --       2,713
Westgate Apts. Ltd.                                    886             --         886
Total - December 31, 2003                          $25,271        $ 1,005     $26,276

(2) Reconciliation of real estate

                                                 Years Ended December 31,
                                                   2003           2002
                                                      (in thousands)
       Real Estate:

Balance at beginning of period                   $ 43,346       $ 43,901
Improvements during the period                        251            340
Disposals of rental properties                     (2,773)          (895)
Balance at end of period                         $ 40,824       $ 43,346

       Reconciliation of accumulated depreciation

                                                 Years Ended December 31,
                                                   2003           2002
                                                      (in thousands)
       Accumulated Depreciation:

Balance at beginning of period                   $ 34,508       $ 34,159
Depreciation expense for the period                   892          1,213
Disposals of rental properties                     (2,662)          (864)
Balance at end of period                         $ 32,738       $ 34,508

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

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III.

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Real Estate Associates Limited III (the "Partnership" or the "Registrant") has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              58    Director
David R. Robertson              37    President, Chief Executive Officer
                                        and Director
Charles McKinney                52    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              38    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 41    Senior Vice President and Chief
                                        Financial Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since April 1, 2002. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Charles McKinney has been Senior Vice President and Director of Asset Management of the Corporate General Partner and AIMCO Capital since January 2003 and has overall responsibility for monitoring the construction, lease-up, operations and compliance issues for all assets constituting a part of AIMCO's affordable portfolio. Mr. McKinney joined AIMCO as Vice President of Transactions in the Affordable Group in June 2002 and had responsibility for value added dispositions of affordable properties in the Western portion of the United States. From September 2000 through May 2002, Mr. McKinney was Managing Underwriter for Real Estate Recovery, Inc. where he was responsible for the real estate loan underwriting and loan review for the company's clients. From March 1998 through August 2000, Mr. McKinney was the Executive Managing Director of American Capital Advisors, Inc. an investment banking company.

Jeffrey H. Sussman has been Senior Vice President, General Counsel and Secretary of the Corporate General Partner since joining NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since joining NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO as well as the limited partnership sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Brian H. Shuman meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.   EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

(a)        Security Ownership of Certain Beneficial Owners

The general partners own all of the outstanding general partnership interests of REAL III; no person or entity is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

(b) None of the directors and officers of the Corporate General Partner own directly or beneficially any limited partnership interests in Real III.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for the years ended December 31, 2003 and 2002, was approximately $125,000 and $129,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $14,000 for each of the years ended December 31, 2003 and 2002, and is included in general administrative expenses.

AIMCO and its affiliates owned 239 limited partnership units (the "Units") (or 478 limited partnership interests) in the Partnership representing 4.18% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

      Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit  99.1  Independent  Auditors  Report  for  Charlotte  Lake River
      Associates

      Exhibit 99.2 Independent Auditors Report for Lakeside Apartments, Ltd.

      Exhibit 99.3 Independent Auditors Report for Alabama Properties, Ltd. V.

      Exhibit 99.4 Independent Auditors Report for Santa Maria Limited Div. Partnership Assoc.

      Exhibit 99.5 Independent Auditors Report for Village Apartments, Ltd.

      Exhibit 99.6 Independent Auditors Report for Marina Del Ray, Ltd.

      Exhibit 99.7 Independent  Auditors Report for Vista Housing  Associates,
      L.P.

      Exhibit 99.8 Independent Auditors Report for Westgate Apartments, Ltd.

(b) Reports on Form 8-K filed during the fourth quarter of 2003:

Current Report on Form 8-K dated November 24, 2003 and filed on November 26, 2003 disclosing the Stipulation Settlement between NAPICO and the plaintiffs.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $33,000 and $31,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for each of 2003 and 2002 of approximately $32,000.

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

                                    Date: May 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                     Date:  May  13, 2004
Peter K. Kompaniez



/s/David R. Robertson         President, Chief Executive   Date:  May 13, 2004
David R. Robertson             Officer and Director



/s/Brian H. Shuman            Senior Vice President and    Date:  May 13, 2004
Brian H. Shuman                 Chief Financial Officer

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

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1      Independent Auditors Report for Charlotte Lake River Associates

  99.2      Independent Auditors Report for Lakeside Apartments, Ltd.

  99.3      Independent Auditors Report for Alabama Properties, Ltd. V.

  99.4      Independent   Auditors   Report  for  Santa  Maria   Limited  Div.
      Partnership Assoc.

  99.5      Independent Auditors Report for Village Apartments, Ltd.

  99.6      Independent Auditors Report for Marina Del Ray, Ltd.

  99.7      Independent Auditors Report for Vista Housing Associates, L.P.

  99.8      Independent Auditors Report for Westgate Apartments, Ltd.

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


Date:  May 13, 2004

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


Date:  May 13, 2004

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



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited III (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1

Independent Auditors' Report

To the Partners
Charlotte Lake River Associates

We have audited the accompanying balance sheets of Charlotte Lake River Associates as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charlotte Lake River Associates as of December 31, 2003 and 2002, and the results of its operations, the changes in its partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 12, 2004 on our consideration of Charlotte Lake River Associates' internal control and on its compliance with specific requirements applicable to major HUD programs and fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 17 through 46 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/Reznick, Fedder & Silverman
Bethesda, Maryland                              Taxpayer's      Identification
Number
February 12, 2004                               52-1088612


Audit Principal:  Renee G. Scruggs

Exhibit 99.2

                          Independent Auditors' Report

To The Partners
Lakeside Apartments, Ltd.

We have audited the accompanying basic financial statement of Lakeside Apartments, Ltd., as of and for the years ended December 31, 2003 and 2002, as listed in the table of contents. These basic financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the basic financial statements referred to above present fairly, in all material respects, the financial position of Lakeside Apartments, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 16, 2004 on our consideration of Lakeside Apartments, Ltd.'s internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audits performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Duggan, Joiner & Company
Ocala, Florida
January 16, 2004

Exhibit 99.3

                              Independent Auditors Report

To the Partners
Alabama Properties, Ltd. V
Fort Payne, Alabama

We have audited the accompanying balance sheets of Alabama Properties, Ltd. V, a limited partnership, RHS Project No.: 01-025-630792246 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alabama Properties, Ltd. V, RHS Project No.: 01-025-630792246 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion of the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2004 on our consideration of Alabama Properties, Ltd, V's internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


DONALD W. CAUSEY & ASSOCIATES, P.C.
Gadsden, Alabama
January 22, 2004

Exhibit 99.4

                          Independent Auditors' Report



To The Partners
Santa Maria Limited Dividend Partnership Associates


We have audited the accompanying balance sheets of Santa Maria Limited Dividend Partnership Associates (the Partnership), RHS Project No.: 63-17-1336329 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Santa Maria Limited Dividend Partnership Associates, RHS Project No.: 63-17-1336329 as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated February 9, 2004, on our consideration of Santa Maria Limited Dividend Partnership Associates internal control over financial reporting and our tests on its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Santiago, Riley & Reznick
San Juan, Puerto Rico
February 9, 2004

Exhibit 99.5

                          Independent Auditors' Report

To The Partners
Village Apartments, Ltd.
LaFollette, Tennessee


We have audited the accompanying balance sheet of Village Apartments, Ltd. (A Limited Partnership) as of December 31, 2003, and the related statements of income, changes in partners' capital (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an option on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Apartments, Ltd. (A Limited Partnership) as of December 31, 2003, and the results of its operations and its cash flows for the year ten ended in conformity with accounting principles generally accepted in the Unites States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 7, 2004, on our consideration of Village Apartments, Ltd.'s internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audits.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 10-14 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

Boring & Goins, P.C.
Knoxville, TN
February 7, 2004

Exhibit 99.6

                          Independent Auditors' Report



To The Partners
Marina Del Rey Limited Dividend
Partnership Associates

We have audited the accompanying balance sheets of Marina Del Rey Limited Dividend Partnership Associates, RHS Project No.: 63-20-1337676 (the Partnership), as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maria Del Rey Limited Dividend Partnership Associates, RHS Project No.: 63-20-1337676, as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports for the year ended December 31, 2003, dated February 9, 2004, on our consideration of Marina Del Rey Limited Dividend Partnership Associates internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Santiago, Riley & Reznick
San Juan, Puerto Rico
February 9, 2004

Exhibit 99.7



                          Independent Auditors' Report



To The Partners
Vista Housing Associates
(A Limited Partnership)
San Juan, Puerto Rico


I have audited the accompanying balance sheets of Vista Housing Associates (A Limited Partnership), HUD Project No.: 056-35094-LD-18 as of December 31, 2003 and 2002 and the related statements of operations, partners' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vista Housing Associates (A Limited Partnership) as of December 31, 2003 and 2002, and the results of its operations, its partners' deficiency and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ JDM.CPA
San Juan, Puerto Rico
January 17, 2004

Exhibit 99.8

                              Independent Auditors' Report

To the Partners
Westgate Apartments, Ltd.
Albertville, Alabama

We have audited the accompanying balance sheets, of Westgate Apartments, Ltd., a limited partnership, RHS Project No.: 01-048-0630788273 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westgate Apartments, Ltd., RHS Project No.: 01-048-0630788273 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion of the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 15, 2004 on our consideration of Westgate Apartments, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations.

That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.



DONALD W. CAUSEY & ASOCIATES, P.C.
Gadsden, Alabama
March 15, 2004