Form 10QSB
period 2004-03-31
REAL ESTATE ASSOCIATES LTD III
filed 2004-05-14
CIK 318986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                For the quarterly period ended March 31, 2004


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
                                 (in thousands)

                                 March 31, 2004


                              ASSETS

Investment in local partnership (Note 2)                               $   102
Cash and cash equivalents                                                1,135
            Total assets                                               $ 1,237

          LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accounts payable and accrued expenses                               $    34

Contingencies (Note 4)

Partners' (deficiency) equity:
   General partners                                                    $  (144)
   Limited partners                                                      1,347
                                                                         1,203
            Total liabilities and partners' (deficiency) equity        $ 1,237


                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per interest data)


                                                                     Three Months Ended
                                                                          March 31,
                                                                         2004    2003

Interest income                                                      $     3     $     7

Operating Expenses:
  Management fees - partners (Note 3)                                     32          32
  General and administrative (Note 3)                                      6           8
  Legal and accounting                                                    30          32
        Total operating expenses                                          68          72

Loss from partnership operations                                         (65)        (65)
Distributions from local partnerships recognized as income
  (Note 2)                                                                --          19
Equity in income of local partnerships and amortization
  of acquisition costs (Note 2)                                           --          41

Net loss                                                             $   (65)    $    (5)

Net loss allocated to general partners (1%)                          $    (1)    $    --
Net loss allocated to limited partners (99%)                             (64)         (5)

                                                                     $   (65)    $    (5)

Net loss per limited partnership interest (Note 1)                   $ (5.60)    $ (0.44)



                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                     11,432

Partners' (deficiency) equity,
  December 31, 2003                     $ (143)          $ 1,411           $1,268

Net loss for the three months
  ended March 31, 2004                       (1)             (64)             (65)

Partners' (deficiency) equity,
  March 31, 2004                        $ (144)          $ 1,347           $1,203


                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                       Three Months Ended
                                                                           March 31,
                                                                      2004            2003
Cash flow from operating activities:
  Net loss                                                          $  (65)         $   (5)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Equity in income of local partnerships and
      amortization of acquisition costs                                 --             (41)
     Increase in fee due to partners                                    --               4
     Increase in due from affiliate                                     --             (26)
     Increase in accounts payable and accrued expenses                  28              16
         Net cash used in operating activities                         (37)            (52)

Cash flow provided by investing activities:
     Distributions from local partnership recognized
       as return of capital                                             --              41

Net decrease in cash and cash equivalents                              (37)            (11)
Cash and cash equivalents, beginning of period                       1,172           2,076

Cash and cash equivalents, end of period                           $ 1,135         $ 2,065


                See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 MARCH 31, 2004

Note 1 - Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Real Estate Associates Limited III (the "Partnership" or "Registrant") annual report for the fiscal year ended December 31, 2003. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and the results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003, respectively.

The general partners collectively have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corporation ("NAPICO" or the "Corporate General Partner") and National Partnership Investment Associates ("NAPIA"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (AIMCO"), a publicly traded real estate investment trust.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Method of Accounting for Investment in Local Partnerships

The investment in local partnerships is accounted for on the equity method. Acquisition, selection fees and other costs related to the acquisition of the projects are capitalized as part of the investment account and were amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the period. The number of limited partnership interests was 11,432 and 11,442 at December 31, 2003 and 2002, respectively.

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

Note 2 - Investments in Local Partnerships

As of March 31, 2004, the Partnership holds limited partnership interests in nine limited partnerships (the "Local Partnerships"). In addition, the Partnership holds a general partner interest in Real Estate Associates ("REA"). NAPICO is also a general partner in REA . The Local Partnerships own residential low income rental projects consisting of 1,094 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At March 31, 2004, the investment balance in eight of the nine Local Partnerships had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the three months ended March 31, 2004 (in thousands):

           Balance, beginning of period                   $ 102
           Amortization of acquisition costs                 (1)
           Equity in income of Local Partnerships             1
           Balance, end of period                         $ 102

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three months ended March 31, 2004 and 2003 for the Local Partnerships in which the Partnership has investments (in thousands):

                                     Three Months Ended
                                         March 31,
                                    2004            2003

Rental and other income            $ 1,532        $ 1,521
Expenses:
  Operating expenses                 1,049            998
  Financial expenses                   356            389
  Depreciation                         223            304
                                     1,628          1,691
Net loss                            $ (96)         $ (170)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the results of Hidden Pines and Sunshine Canyon have been excluded from the combined estimated statements of operations for the three months ended March 31, 2003 due to the sale of the Partnership's interests in the Local Partnerships during 2003.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partner, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Partnerships. The management fee incurred for both of the three months ended March 31, 2004 and 2003 was approximately $32,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $4,000 for both of the three month periods ended March 31, 2004 and 2003, and is included in general and administrative expenses.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

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

As of March 31, 2004, the Partnership had cash and cash equivalents of approximately $1,135,000. Substantially all of this amount is on deposit primarily with high credit quality financial institutions, earning interest. Interest income earned during the three months ended March 31, 2004 and 2003 was approximately $3,000 and $7,000, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2004, the Partnership has investments in nine Local Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the three months ended March 31, 2003, the Partnership recognized equity in income of approximately $41,000 from a Local Partnership. The Partnership did not recognize any equity in income or loss from a Local Partnership during the three months ended March 31, 2004. During the three months ended March 31, 2003, the Partnership received approximately $19,000 in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships had been reduced to zero. The Partnership did not receive any distributions from Local Partnerships during the three months ended March 31, 2004.

At March 31, 2004, the investment balance in eight of the nine Local Partnerships had been reduced to zero.

Partnership revenues consist of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income for the three months ended March 31, 2004 decreased as a result of cash distributions to partners during the year ended December 31, 2003 which resulted in lower cash balances.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $32,000 for both of the three months ended March 31, 2004 and 2003.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $30,000 and $32,000 for the three months ended March 31, 2004 and 2003, respectively. General and administrative expenses were approximately $6,000 and $8,000 for the three months ended March 31, 2004 and 2003, respectively.

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

Other

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units as of March 31, 2004. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

         Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K:

         Current Report on Form 8-K dated December 30, 2003 and filed on January 2, 2004 disclosing the Stipulation Settlement between NAPICO and the plaintiffs.

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


                                    Date: May 14, 2004

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


Date:  May 14, 2004

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


Date:  May 14, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited III (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 14, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 14, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.