Form 10QSB
period 2004-09-30
REAL ESTATE ASSOCIATES LTD III
filed 2004-11-15
CIK 318986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                                 (in thousands)

                               September 30, 2004

                              ASSETS

Investment in limited partnerships (Note 2)                            $   102
Cash and cash equivalents                                                1,043

            Total assets                                               $ 1,145

          LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accounts payable and accrued expenses                                $   56

Contingencies (Note 4)

Partners' (Deficiency) Equity:
   General partners                                                       (145)
   Limited partners                                                      1,234
                                                                           1,089

            Total liabilities and partners' (deficiency) equity        $ 1,145

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per interest data)


                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2004          2003           2004          2003

Revenues:
  Interest income                           $     3       $     2       $       8      $      13

Operating expenses:
  Management fee - partners (Note 3)             28            32              86             94
  General and administrative (Note 3)             9             6              20             26
  Legal and accounting                           33            13              81             99
        Total operating expenses                 70            51             187            219

Loss from partnership operations                (67)          (49)           (179)          (206)
Distributions from limited partnerships
  recognized as income (Note 2)                  --            --              --             29
Equity in income of limited
  partnerships and amortization of
  acquisition costs (Note 2)                     --            42              --             83

Net loss                                    $   (67)      $    (7)       $   (179)      $    (94)
Net loss allocated to general
 partners (1%)                              $    (1)      $    --        $     (2)      $     (1)
Net loss allocated to limited
 partners (99%)                                 (66)           (7)           (177)           (93)

                                            $   (67)      $    (7)       $   (179)      $    (94)
Net loss per limited
  partnership interest (Note 1)             $ (5.77)      $ (0.61)       $ (15.48)      $  (8.13)
Distributions per limited partnership
  interest                                  $    --       $    --        $     --       $ 113.44

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                                   (Unaudited)
                      (in thousands, except interest data)



                                         General         Limited
                                        Partners         Partners          Total

Partnership interests                                     11,432

Partners' (deficiency) equity,
  December 31, 2003                      $ (143)         $ 1,411           $1,268


Net loss for the nine months
  ended September 30, 2004                   (2)            (177)            (179)

Partners' (deficiency) equity,
  September 30, 2004                     $ (145)         $ 1,234           $1,089

Percentage interest at
  September 30, 2004                       1%              99%              100%

                See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED III

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)




                                                                           Nine Months Ended
                                                                             September 30,
                                                                           2004          2003
Cash flows from operating activities:
  Net loss                                                                $ (179)        $  (94)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Equity in income of limited partnerships and
        amortization of acquisition costs                                     --            (83)
      Advances due to affiliates                                              --             (5)
      Accounts payable and accrued expenses                                   50            (39)
         Net cash used in operating activities                              (129)          (221)

Cash flow provided by investing activities:
  Distributions from limited partnership recognized as
    as reduction of investment balance                                        --             83

Cash flow used in financing activities:
  Distributions to partners                                                   --         (1,298)

Net decrease in cash and cash equivalents                                   (129)        (1,436)
Cash and cash equivalents, beginning of period                             1,172          2,076

Cash and cash equivalents, end of period                                 $ 1,043        $   640

                See Accompanying Notes to Financial Statements


                       REAL ESTATE ASSOCIATES LIMITED III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2004 and 2003, respectively.

The general partners collectively have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corporation ("NAPICO" or the "Corporate General Partner") and National Partnership Investment Associates ("NAPIA"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note 2 - Investments in Local Partnerships

As of September 30, 2004, the Partnership holds limited partnership interests in nine limited partnerships (the "Local Partnerships"). In addition, the Partnership holds a general partner interest in Real Estate Associates ("REA"). NAPICO is also a general partner in REA . The Local Partnerships own residential low income rental projects consisting of 1,094 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At September 30, 2004, the investment balance in eight of the nine Local Partnerships had been reduced to zero.

The following is a summary of the investments in Local Partnerships for the nine months ended September 30, 2004 (in thousands):

           Balance, beginning of period                   $ 102
           Amortization of acquisition costs                 (2)
           Equity in income of Local Partnerships             2
           Balance, end of period                         $ 102

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and nine months ended September 30, 2004 and 2003 for the Local Partnerships in which the Partnership has investments (in thousands):


                                     Three Months Ended          Nine months Ended
                                       September 30,               September 30,
                                     2004         2003          2004          2003
Revenues
  Rental and other                 $ 1,555       $ 1,848       $ 4,628       $ 5,064

Expenses
  Operating                            976         1,046         3,201         3,220
  Depreciation                         223           220           669           660
  Interest                             356           393         1,068         1,178
                                     1,555         1,659         4,938         5,058


Net income (loss)                    $ --         $ 189        $ (310)         $ 6

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the results of Hidden Pines and Sunshine Canyon have been excluded from the combined estimated statements of operations for the three and nine months ended September 30, 2003, due to the sale of the Partnership's interests in the Local Partnerships during 2003.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Partnerships. The management fees incurred for the nine months ended September 30, 2004 and 2003 were approximately $86,000 and $94,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $11,000 for both of the nine month periods ended September 30, 2004 and 2003, and is included in general and administrative expenses.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2004             Unit             2003             Unit
Operations             $   --           $    --          $1,088            $ 95.09
Sale (1)                   --                --             210              18.35
                       $   --            $    --         $1,298            $113.44

(1) Proceeds from the sale of Sunset Grove in 2002.

As of September 30, 2004 and 2003, the Partnership had cash and cash equivalents of approximately $1,043,000 and $640,000, respectively. Substantially all of this amount was on deposit primarily with a high credit quality financial institution, earning interest. Interest income earned during the nine months ended September 30, 2004 and 2003 was approximately $8,000 and $13,000, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At  September  30,  2004,  the   Partnership   has  investments  in  nine  Local
Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. During the nine months ended September 30, 2003, the Partnership recognized equity in income of approximately $83,000 from a Local Partnership. The Partnership did not recognize any equity in income or loss from a Local Partnership during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Partnership received approximately $29,000 in distributions from Local Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships had been reduced to zero. The Partnership did not receive any distributions from Local Partnerships during the nine months ended September 30, 2004.

At September 30, 2004, the investment balance in eight of the nine Local Partnerships had been reduced to zero.

Partnership revenues consist of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income for the nine months ended September 30, 2004 decreased as a result of cash distributions to partners during the year ended December 31, 2003 which resulted in lower average cash balances.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $86,000 and $94,000 for the nine months ended September 30, 2004 and 2003, respectively.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $81,000 and $99,000 for the nine months ended September 30, 2004 and 2003, respectively. Legal and accounting fees decreased for the nine months ended September 30, 2004 due to a decrease in professional services. General and administrative expenses were approximately $20,000 and $26,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

Other

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units as of September 30, 2004. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

         See Exhibit Index.

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


                                    Date: November 15, 2004

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


Date:  November 15, 2004

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

Date:  November 15, 2004
                               /s/Brian H. Shuman
                                 Brian H. Shuman
                              Senior Vice President and Chief Financial
                              Officer of National Partnership
                              Investments Corp., equivalent of the
                              chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited III (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 15, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 15, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.