Form 10KSB
period 2004-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2005-03-31
CIK 318986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenue for its most recent fiscal year $12,000.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2004. No market for the Registrant's limited partnership interests exists, and, therefore, no aggregate market value can be determined.

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

                                     PART I.

ITEM 1.       Description of Business

Real Estate Associates Limited III ("REAL III" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on July 25, 1980. On January 5, 1981, REAL III offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by E.F. Hutton Inc. REAL III received $14,320,000 in subscriptions for units of Limited Partnership Interests (at $5,000 per unit) during the period March 31, l981 to October 30, 1981, pursuant to a registration statement on Form S-11. As of March 10, 1982, REAL III received an additional $14,320,000 in subscriptions pursuant to the exercise of warrants and the sale of Additional Limited Partnership Interests. Since these two transactions, REAL III has not received, nor are limited partners required to make, additional capital contributions. The Partnership shall be dissolved only upon the expiration of 52 complete calendar years (December 31, 2032) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement.

The general partners of REAL III are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), a California Corporation and National Partnership Investment Associates ("NAPIA"), a limited partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The business of REAL III is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with AIMCO and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting stock of NAPICO prior to March 11, 2002.

REAL III holds limited partnership interests in nine local partnerships (the "Local Partnerships") as of December 31, 2004, and a general partner interest in Real Estate Associates ("REA"). The general partners of REA are REAL III and NAPICO. During the year ended December 31, 2003, the Partnership sold its interest in two Local Partnerships. During the year ended December 31, 2002, the Partnership sold its interest in one Local Partnership. In December 1998, the Partnership sold its interest in 20 Local Partnerships. Each of the remaining Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Laws benefiting disabled persons may result in the Local Partnerships' incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Partnership's properties are substantially in compliance with the present requirements, the Local Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2004, the projects in which REAL III had invested were substantially rented. The following is a schedule of the status as of December 31, 2004, of the projects owned by Local Partnerships in which REAL III is a limited partner.

                   SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                          IN WHICH REAL III HAS AN INVESTMENT
                                   DECEMBER 31, 2004

                                                     Units
                                                   Authorized
                                                   For Rental
                                     Financed      Assistance         Under
                                     Insured       Section 8     Percentage of   Percentage of
                                       And       Or Other Rent    Total Units     Total Units
                         No. of    Subsidized     Supplement        Occupied       Occupied
   Name and Location      Units       Under       Program (B)        2004            2003

Charlotte Lakes Apts.      553         (A)             --             90%           95%
Rochester, NY

Jenks School Apts.          83         (B)             82              99%          100%
Pawtucket, RI

Lakeside Apts.              32         (C)             21              94%           97%
Stuart, FL

Ramblewood Apts.            64         (C)            13               94%           86%
Fort Payne, AL

Santa Maria Apts.           86         (C)             86             100%          100%
San German, Puerto
Rico

Village Apts.               51         (C)            50               98%           97%
La Follette, TN


Vincente Geigel              80        (C)             80             98%          100%
Polanco Apts.
Isabela, Puerto
Rico

Vista De Jagueyes            73        (B)             73             75%           75%
Aguas Buenas, PR

Westgate Apts.               72        (C)             16             70%           85%
Albertville, AL

TOTALS                    1,094                       421

(A) The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 236 of the National Housing Act.
(B) The mortgage is insured by FHA under the provisions of Section 221(d)(3) of the National Housing Act.
(C)  The mortgage is insured by USDA, Rural Development.

During the year ended December 31, 2003, the Partnership sold its interest in two Local Partnerships.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2004.

                                      Real Estate
                                      Associates
                                      Limited III   Original Cost
                                      Percentage     of Ownership   Mortgage    Notes Payable and
              Partnership              Interest        Interest       Note      Accrued Interest
    Alabama Properties Ltd. V             99%         $   205      $ 1,439          $    --
    Charlotte Lake River
     Associates                           95%          10,500       11,951            1,005
    Village Apartment Ltd.                98%             210        1,404               --
    Lakeside Apartments Ltd.              95%              65          898               --
    Santa Maria Limited Dividend
     Partnership Assoc.                   99%             420        2,610               --
    Marina Del Ray Limited
     Dividend Partnership Assoc.          99%             395        2,444               --
    300 Broadway Assoc.                   98%             632          481               --
    Vista Housing Assoc. L.P.             98%             445        2,681               --
    Westgate Apartments, Ltd.             94%             218          857               --
                                                      $13,090      $24,765          $ 1,005

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 2004, the Partnership began soliciting the consent of its limited partners to an amendment ("the Amendment") to the agreement of limited partnership of the Partnership to (1) eliminate the requirement that the cash proceeds from the sale of an individual project or project interest must be at least as great as the tax liability to the limited partners resulting from the sale and (2) to modify the provision in the Partnership Agreement that requires limited partner approval for a sale of all or substantially all assets so that a sale of a single project (or sale of project interests related to a single project) does not require limited partner approval, even if all projects or project interests are eventually sold.

On January 10, 2005, the consent solicitation expired pursuant to its terms. Limited partners owning more than 50% of all outstanding limited partnership units in the Partnership consented to the Amendment.

On January 12, 2005, the Corporate General Partner of the Partnership executed the Amendment as the general partner and on behalf of the limited partners.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2004, there were 1,848 registered holders of units in REAL III owning a total of 5,715 limited partnership units (or 11,430 limited partnership interests). The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships. A distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989. This represented the proceeds from the sale of one of the Partnership's real estate investments. In March 1999, the Partnership made distributions of $6,881,025 to the limited partners and $69,506 to the general partners, which included using proceeds from the sale of the partnership interests. In 2001, the Partnership paid a distribution of $3,000,000 to the limited partners. In 2003, the Partnership made distributions of approximately $1,295,000 to the limited partners, which involved using proceeds from the sale of partnership interests of approximately $210,000 and excess reserves of approximately $1,085,000 to the limited partners.

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

As of December 31, 2004 and 2003, the Partnership has cash and cash equivalents of approximately $969,000 and $1,172,000, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. Interest income has been decreasing as a result of decreasing cash balances due to distributions in 2003. This resulted in the Partnership earning approximately $12,000 and $16,000 in interest income for the years ended December 31, 2004 and 2003, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

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

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit

Operations (1)           $ --            $ --            $1,085            $  94.83
Sale (2)                   --              --               210               18.35
                         $ --            $ --            $1,295            $ 113.18

(1) During the year ended December 31, 2003, it was determined that a limited partner was overpaid approximately $4,500 of distributions. The limited partner returned this amount during the year ended December 31, 2003.

(2)   Proceeds from the sale of Sunset Grove in 2002.

Results of Operations

At December 31, 2004, the Partnership had investments in nine Local Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. The Partnership recognized equity in income of approximately $83,000 during the year ended December 31, 2003 from a Local Partnership. The Partnership did not recognize any equity in income or loss from a Local Partnership during the year ended December 31, 2004. During the year ended December 31, 2003, the Partnership received approximately $29,000 in distributions from Local
Partnerships that were recognized as income in the statements of operations since the Partnership's investment in the Local Partnerships has been reduced to zero. The Partnership did not receive any distributions from Local Partnerships during the year ended December 31, 2004.

At December 31, 2004, the investment balance in eight of the nine Local Partnerships had been reduced to zero.

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. The decrease in interest income for the year ended December 31, 2004, is due to lower average cash balances as a result of cash distributions to partners during 2003.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $115,000 and $125,000 for the years ended December 31, 2004 and 2003, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $100,000 and $190,000 for the years ended December 31, 2004 and 2003, respectively. Legal and accounting fees decreased for the year ended December 31, 2004 due to a decrease in professional services. General and administrative expenses were approximately $27,000 and $35,000 for the years ended December 31, 2004 and 2003, respectively.

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

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIE's for which the Partnership was not the primary beneficiary. Those nine VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 1,094 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIEs, which was approximately $102,000 at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 7.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

LIST OF FINANCIAL STATEMENTS


      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' (Deficiency) Equity - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Real Estate Associates Limited III


We have audited the accompanying balance sheet of Real Estate Associates Limited III as of December 31, 2004, and the related statements of operations, partners' (deficiency) equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.



                                                          /s/Ernst & Young LLP
Greenville, South Carolina
March 29, 2005

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                                  BALANCE SHEET
                                 (in thousands)

                                DECEMBER 31, 2004


                           Assets

  Investments in local partnerships (Note 2)                      $ 102
  Cash and cash equivalents                                          969
       Total assets                                              $ 1,071

        Liabilities and partners'(deficiency) equity

Liabilities:
  Accounts payable and accrued expenses                           $ 33

Contingencies (Note 7)

Partners' (deficiency) equity:
  General partners                                                  (145)
  Limited partners                                                 1,183
                                                                   1,038

       Total liabilities and partners' (deficiency) equity       $ 1,071

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                           STATEMENTS OF OPERATIONS
                   (in thousands, except per interest data)

                                                               Years Ended December 31,
                                                                 2004             2003

Interest income                                                  $ 12             $ 16

Operating expenses:
  Legal and accounting                                              100              190
  Management fees - partners (Note 3)                               115              125
  General and administrative (Note 3)                                27               35
      Total operating expenses                                      242              350

Loss from partnership operations                                   (230)            (334)
Gain on sale of local partnership interest (Note 2)                  --              702
Distributions from local partnerships
    recognized as income (Note 2)                                    --               29
Equity in income of local partnerships and
     amortization of acquisition costs (Note 2)                      --               83

Net (loss) income                                               $ (230)          $ 480

Net (loss) income allocated to general partners (1%)             $ (2)            $ 5
Net (loss) income allocated to limited partners (99%)              (228)             475
                                                                $ (230)          $ 480
Net (loss) income per limited partnership interest
  (Note 1)                                                     $ (19.94)        $ 41.51
Distributions per limited partnership interest                   $ --           $ 113.18

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

            STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                     (in thousands, except interest data)



                                                     General        Limited
                                                    Partners        Partners        Total
Partnership interests (A)                                            11,430

Partners' (deficiency) equity,
  January 1, 2003                                  $  (148)      $    2,231      $   2,083

Distributions to Partners                               --           (1,295)        (1,295)

Net income for the year ended
  December 31, 2003                                      5              475            480

Partners' (deficiency) equity,
  January 1, 2004                                     (143)           1,411          1,268

Net loss for the year ended
  December 31, 2004                                     (2)            (228)          (230)

Partners' (deficiency) equity,
  December 31, 2004                                $  (145)        $  1,183        $ 1,038

(A) Consists of 5,715 limited partnership units (the "Units") (or 11,430 limited partnership interests) at December 31, 2004 and 2003. A Unit consists of two limited partnership interests. During 2003, 10 limited partnership interests were abandoned. (see "Note 5 - Abandonment of Interests").

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                 Years Ended December 31,
                                                                    2004            2003

Cash flows from operating activities:
  Net (loss) income                                           $   (230)        $    480
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
      Gain on sale of local partnership interest                    --             (702)
      Equity in income of local partnerships and
        amortization of acquisition costs                           --              (83)
      Decrease in advances due to affiliates                        --               (5)
      Increase (decrease) in accounts payable and
         accrued expenses                                           27              (84)
         Net cash used in operating activities                    (203)            (394)

Cash flows from investing activities:
  Distributions from local partnership recognized
   as return of capital                                             --               83
  Proceeds from sale of local partnership interest                  --              702
         Net cash provided by investing activities                  --              785

Cash flows used in financing activities:
  Distributions to partners                                         --           (1,295)

Net decrease in cash and cash equivalents                         (203)            (904)

Cash and cash equivalents, beginning of year                     1,172            2,076

Cash and cash equivalents, end of year                        $    969         $  1,172

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III
                       (A California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with AIMCO and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the outstanding capital stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting stock of NAPICO prior to March 11, 2002.

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

Method of Accounting for Investments in Local Partnerships

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 11,430 for the years ended December 31, 2004 and 2003. During 2003, 10 limited partnership interests were abandoned.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $969,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. There were no impairment losses recorded during the years ended December 31, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIE's for which the Partnership was not the primary beneficiary. Those nine VIE's consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 1,094 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIEs, which was approximately $102,000 at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

2.  Investments in Local Partnerships

As of December 31, 2004, the Partnership holds limited partnership interests in nine Local Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates ("REA"). NAPICO is also a general partner in REA. The Local Partnerships own residential low income rental projects consisting of 1,094 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At December 31, 2004, the investment balance in eight of the nine Local Partnerships had been reduced to zero.

Although the Partnership's recorded value of its investments and its equity in income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the following is selected unaudited financial information from the combined financial statements at December 31, 2004 and for each of the two years in the period ended December 31, 2004, of the Local Partnerships in which the Partnership has invested:

            Condensed Combined Balance Sheet of the Local Partnerships
                            (in thousands-unaudited)

                                                    December 31,
                                                        2004
Assets
  Land                                               $  1,253
  Building and improvements, net of accumulated
   depreciation of approximately $33,512                6,173
  Other assets                                          3,326
Total assets                                         $ 10,752

Liabilities and Partners Deficit:
Liabilities:
  Mortgage notes payable                             $ 24,765
  Notes payable                                         1,005
  Other liabilities                                     1,810
                                                       27,580
Partners' deficit                                     (16,828)

Total Liabilities and Partners' Deficit              $ 10,752


        Condensed Combined Results of Operations of the Local Partnerships
                            (in thousands-unaudited)
                                                       Years ended December 31,
                                                         2004            2003

Rental and other income                                $ 6,225         $ 6,127

Expenses:
Operating expenses                                       4,277           4,197
Financial expenses                                       1,349           1,424
Depreciation                                               815             892
Total expenses                                           6,441           6,513

Loss from continuing operations                        $  (216)        $  (386)

In accordance with SFAS No. 144, the results of Hidden Pines and Sunshine Canyon have been excluded from the condensed combined results of operations for the year ended December 31, 2003 due to the sale of the Partnership's interests in the Local Partnerships during 2003.

Charlotte Lakes River Associates, one of the Local Partnerships, is a 553-unit apartment building in Rochester, New York. The Managing General Partner ("Managing General Partner") is the Finch Group and Real Estate Associates Limited III is the Limited Partner ("Limited Partner"). Currently, the mortgage on the property is in default, as cash generated from property operations has been insufficient to meet required principal and interest payments due pursuant to the loan agreement, placing the property at risk of foreclosure. The Managing General Partner has entered into formal negotiations with the lender and local housing agencies in an attempt to negotiate a forbearance, a cure plan, and strategy to return the property to positive cash flow. The Partnership has no investment balance in the Local Partnership. The Partnership, as the limited partner of the Local Partnership, has been asked to consent to the sale of the property to a third party.

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

3.  Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for each of the years ended December 31, 2004 and 2003, was approximately $115,000 and $125,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $14,000 for each of the years ended December 31, 2004 and 2003 and is included in general and administrative expenses.

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2004            2003
                                                       (in thousands)

Net (loss) income per financial statements        $  (230)         $   480

  Other                                                --             (412)
  Partnership's share of Local Partnership            290            2,062
Income per tax return                             $    60          $ 2,130
Net income per limited partnership interest       $  5.17          $184.29

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets (liabilities):

                                                   December 31, 2004
                                                     (in thousands)

      Net assets as reported                           $  1,038
      Add (deduct):
       Investment in Local Partnerships                 (15,263)
        Deferred offering expenses                        3,896
       Other                                                558
      Net deficit - federal tax basis                  $ (9,771)

5.    Abandonment of Limited Partnership Interests

During the year ended December 31, 2003, the number of limited partnership interests decreased by 10 due to limited partners abandoning their interest(s). There were no abandonments during the year ended December 31, 2004. In abandoning his or her limited partnership interests, a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year.

6. Real Estate and Accumulated Depreciation of Local Partnerships in which REAL III Has Invested (unaudited)

The following is an unaudited summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships in which REAL III has invested (in thousands-unaudited):

                                         Buildings
                                            And
                                          Related
                                         Personal            Accumulated    Date of
     Description       EncumbranceLand   Property  Total(2)  Depreciation Construction
                                                                             (2)

Alabama Properties
 Ltd. V                   (1)    $   53  $ 2,156   $ 2,209   $ 1,406      1980-1981
Charlotte River
 Assoc.                   (1)       552   19,458    20,010    18,192        1980
Village Apartments
 Ltd.                     (1)        65    1,868     1,933     1,485      1981-1982
Lakeside Apts. Ltd.       (1)        72    1,018     1,090       849      1980-1981
Santa Maria Ltd.
 Dividend
 Partnership Assoc.       (1)       107    3,498     3,605     2,682      1981-1982
Marina Del Ray
 Ltd. Dividend
 Partnership Assoc.       (1)       124    3,140     3,264     2,369      1981-1982
300 Broadway Assoc.       (1)        97    3,708     3,805     2,732      1981-1982
Vista Housing Assoc.      (1)       103    3,335     3,438     2,759      1981-1982
Westgate Apt. Ltd.        (1)        80    1,504     1,584     1,038      1980-1981
Total                     (1)    $1,253  $39,685   $40,938   $33,512

 (1) Schedule of Encumbrances (unaudited)


                                                                  Notes
                                                                Payable and
                                                    Mortgage      Accrued
Partnership Name                                      Notes       Interest     Total
                                                              (in thousands)
Alabama Properties Ltd. V                            $ 1,439       $    --    $ 1,439
Charlotte River Assoc.                                11,951         1,005     12,956
Village Apartments Ltd.                                1,404            --      1,404
Lakeside Apartments Ltd.                                 898            --        898
Santa Maria Limited Dividend
 Partnership Assoc.                                    2,610            --      2,610
Marina Del Day Ltd. Dividend Partnership Assoc.        2,444            --      2,444
300 Broadway Assoc.                                      481            --        481
Vista Housing Assoc.                                   2,681            --      2,681
Westgate Apts. Ltd.                                      857            --        857
Total - December 31, 2004                            $24,765       $ 1,005    $25,770

(2) Reconciliation of real estate (unaudited)

                                                 Years Ended December 31,
                                                   2004           2003
                                                      (in thousands)
       Real Estate:

Balance at beginning of year                     $ 40,824       $ 43,346
Improvements during the year                          161            251
Disposals of rental properties                        (47)        (2,773)
Balance at end of year                           $ 40,938       $ 40,824

       Reconciliation of accumulated depreciation (unaudited)

                                                 Years Ended December 31,
                                                   2004           2003
                                                      (in thousands)
       Accumulated Depreciation:

Balance at beginning of year                     $ 32,738       $ 34,508
Depreciation expense for the year                     815            892
Disposals of rental properties                        (41)        (2,662)
Balance at end of year                           $ 33,512       $ 32,738

7. CONTINGENCIES

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 8B.    Other Information

            None.

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

David R. Robertson              38    President, Chief Executive Officer
                                        and Director
Harry G. Alcock                 41    Executive Vice President and Director
Charles McKinney                53    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              39    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 42    Senior Vice President and Chief
                                        Financial Officer

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

ITEM 10.   EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

(a)        Security Ownership of Certain Beneficial Owners

The general partners own all of the outstanding general partnership interests of REAL III; except as noted below, no person or entity is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

           Entity                   Number of Units         Percentage
AIMCO Properties, L.P.                    492                  8.61%

AIMCO Properties, L.P. is ultimately controlled by AIMCO. Its business address is 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237

(b) None of the directors and officers of the Corporate General Partner own directly or beneficially any limited partnership interests in Real III.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for the years ended December 31, 2004 and 2003, was approximately $115,000 and $125,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $14,000 for each of the years ended December 31, 2004 and 2003, and is included in general administrative expenses.

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $49,000 and $33,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $12,000 and $32,000 for 2004 and 2003, respectively.

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

                                    Date: March 31, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/David R. Robertson         President,  Chief  Executive  Date: March 31, 2005
David R. Robertson             Officer and Director

/s/Harry G. Alcock            Executive Vice President      Date: March 31, 2005
Harry G. Alcock               and Director

/s/Brian H. Shuman            Senior  Vice  President  and  Date: March 31, 2005
Brian H. Shuman                 Chief Financial Officer

                       REAL ESTATE ASSOCIATES LIMITED III
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit

  3 Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #268983 incorporated herein by reference.

  3.1       Amendments  to  Restated   Certificate   and  Agreement  of  Limited
            Partnership, incorporated by reference to the Registrant's Form 8-K dated January 24, 2005.

  3.2       Restated   Certificate   and   Agreement   of  Limited   Partnership
            incorporated by reference to the Registrant's Form 8-K dated January 24, 2005.

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


Date:  March 31, 2005

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


Date:  March 31, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited III (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 31, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  March 31, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.