Form 10QSB
period 2005-06-30
REAL ESTATE ASSOCIATES LTD III
filed 2005-08-12
CIK 318986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                                 (in thousands)

                                  June 30, 2005


                              ASSETS

Investment in local partnerships (Note 2)                              $   102
Cash and cash equivalents                                                1,104
            Total assets                                               $ 1,206

          LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accounts payable and accrued expenses                               $   16

Contingencies (Note 4)

Partners' (Deficiency) Equity:
   General partners                                                       (143)
   Limited partners                                                      1,333
                                                                           1,190
            Total liabilities and partners' (deficiency) equity        $ 1,206

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per interest data)

                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2005          2004           2005          2004
Revenues:
Interest income                              $     7       $     2      $     11       $      5

Operating expenses:
  Management fees - partners (Note 3)             29            26            58             58
  General and administrative (Note 3)              1             5            14             11
  Legal and accounting                            22            18            37             48
        Total operating expenses                  52            49           109            117

Loss from partnership operations                 (45)          (47)          (98)          (112)
Distributions from local partnerships
  recognized as income (Note 2)                  250            --           250             --

Net income (loss)                            $   205       $   (47)      $   152        $  (112)

Net income (loss) allocated to general
 partners (1%)                               $     2       $    --       $     2        $    (1)
Net income (loss) allocated to limited
 partners (99%)                                  203           (47)          150           (111)

                                             $   205       $   (47)      $   152        $  (112)
Net income (loss) per limited
  partnership interest (Note 1)              $ 17.76       $ (4.11)      $ 13.12        $ (9.71)

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                                   (Unaudited)
                      (in thousands, except interest data)



                                         General         Limited
                                        Partners         Partners          Total

Partnership interests                                     11,430

Partners' (deficiency) equity,
  December 31, 2004                      $ (145)         $ 1,183           $1,038

Net income for the six months
  ended June 30, 2005                         2              150              152

Partners' (deficiency) equity,
  June 30, 2005                          $ (143)         $ 1,333           $1,190

Percentage interest at
 June 30, 2005                                1%              99%             100%


                See Accompanying Notes to Financial Statements



                       REAL ESTATE ASSOCIATES LIMITED III

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                      2005            2004
Cash flows from operating activities:
  Net income (loss)                                                 $    152        $    (112)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Accounts payable and accrued expenses                               (17)              27
         Net cash provided by (used in) operating activities             135              (85)

Net increase (decrease) in cash and cash equivalents                     135              (85)
Cash and cash equivalents, beginning of period                           969            1,172

Cash and cash equivalents, end of period                            $  1,104        $   1,087

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2005

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and the results of operations and changes in cash flows for the six months ended June 30, 2005 and 2004, respectively.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary. During the six months ended June 30, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 553 units. The remaining eight VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 541 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of June 30, 2005, the Partnership continued to hold variable interests in eight of the same nine VIEs as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was approximately $102,000 at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in Local Partnerships

As of June 30, 2005, the Partnership holds limited partnership interests in eight limited partnerships (the "Local Partnerships"). In addition, the Partnership holds a general partner interest in Real Estate Associates ("REA"). NAPICO is also a general partner in REA. The Local Partnerships own residential low income rental projects consisting of 541 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

In June 2005, the property in one of the Local Partnerships, Charlotte Lake River Associates, was sold to a third party. Proceeds from the sale were used to satisfy the outstanding mortgage and other obligations of the property. The remaining proceeds from the sale were distributed and the Partnership received approximately $250,000. This amount was recognized as distributions recognized as income because the Partnership's investment in the Local Partnership had previously been reduced to zero.

At June 30, 2005, the investment balance in seven of the eight Local Partnerships had been reduced to zero.

The following is a summary of the investment in Local Partnerships for the six months ended June 30, 2005 (in thousands):

           Balance, beginning of period                   $ 102
           Amortization of acquisition costs                 (1)
           Equity in income of Local Partnerships             1
           Balance, end of period                         $ 102

The  following  are  unaudited   condensed  combined  estimated   statements  of
operations for the three and six months ended June 30, 2005 and 2004 for the Local Partnerships in which the Partnership has investments (in thousands):


                                    Three Months Ended           Six Months Ended
                                         June 30,                    June 30,
                                    2005          2004          2005          2004
                                               (Restated)                  (Restated)

Rental and other income             $ 815         $ 878        $ 1,717       $ 1,746

Expenses:
  Operating expense                    428           535           891           943
  Financial expenses                   283           298           566           596
  Depreciation                         145           159           290           319
                                       856           992         1,747         1,858
Net loss                            $ (41)       $ (114)        $ (30)       $ (112)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined results of operations for the three and six months ended June 30, 2005 and 2004 exclude the operations of Charlotte Lakes as this property was sold in 2005.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partner, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Partnerships.
The management fee incurred for each of the six months ended June 30, 2005 and 2004 was approximately $58,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $7,000 for both of the six month periods ended June 30, 2005 and 2004, and is included in general and administrative expenses.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

As of June 30, 2005, the Partnership had cash and cash equivalents of approximately $1,104,000. Substantially all of this amount is on deposit primarily with high credit quality financial institutions, earning interest. Interest income earned during the six months ended June 30, 2005 and 2004 was approximately $11,000 and $5,000, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2005, the Partnership has investments in eight Local Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. The Partnership did not recognize any equity in income or loss from a Local Partnership during the six months ended June 30, 2005 or 2004. The Partnership did not receive any distributions from Local Partnerships during the six months ended June 30, 2004.

In June 2005, the property in one of the Local Partnerships, Charlotte Lake River Associates, was sold to a third party. Proceeds from the sale were used to satisfy the outstanding mortgage and other obligations of the property. The remaining proceeds from the sale were distributed and the Partnership received approximately $250,000. This amount was recognized as distributions recognized as income because the Partnership's investment in the Local Partnership had previously been reduced to zero.

At June 30, 2005, the investment balance in seven of the eight Local Partnerships had been reduced to zero.

Partnership revenues consist of interest income earned on temporary investment of funds not required for investment in Local Partnerships.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $58,000 for both the six months ended June 30, 2005 and 2004.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $37,000 and $48,000 for the six months ended June 30, 2005 and 2004, respectively. Legal and accounting fees decreased due to a decrease in legal fees associated with amending the partnership agreement in 2004. General and administrative expenses were approximately $14,000 and $11,000 for the six months ended June 30, 2005 and 2004, respectively.

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

Other

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units as of June 30, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary. During the six months ended June 30, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 553 units. The remaining eight VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 541 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of June 30, 2005, the Partnership continued to hold variable interests in eight of the same nine VIEs as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was approximately $102,000 at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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


                                    Date: August 12, 2005

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  August 12, 2005

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


Date:  August 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited III (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 12, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.