Form 10QSB
period 2005-09-30
REAL ESTATE ASSOCIATES LTD III
filed 2005-11-14
CIK 318986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                       REAL ESTATE ASSOCIATES LIMITED III
                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                               September 30, 2005

                           ASSETS

Investment in limited partnerships (Note 2)                                     $   102
Cash and cash equivalents                                                         1,069
Receivable - limited partners                                                         8

            Total assets                                                        $ 1,179

        LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
   Accounts payable and accrued expenses                                         $   34

Contingencies (Note 4)

Partners' (Deficiency) Equity:
   General partners                                               $  (144)
   Limited partners                                                 1,289
                                                                                  1,145

            Total liabilities and partners' (deficiency)
               equity                                                           $ 1,179

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per interest data)

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2005          2004           2005          2004
Revenues:
  Interest income                           $     9       $     3       $      20      $       8
Operating expenses:
  Management fee - partners (Note 3)             28            28              86             86
  General and administrative (Note 3)             7             9              21             20
  Legal and accounting                           19            33              56             81
        Total operating expenses                 54            70             163            187

Loss from partnership operations                (45)          (67)           (143)          (179)
Distributions from Local Limited
  Partnership sale of investment
   property (Note 2)                             --            --             250             --

Net (loss) income                           $   (45)      $   (67)       $    107       $   (179)
Net (loss) income allocated to general
 partners (1%)                              $    (1)      $    (1)       $      1       $     (2)
Net (loss) income allocated to limited
 partners (99%)                                 (44)          (66)            106           (177)

                                            $   (45)      $   (67)       $    107       $   (179)
Net (loss) income per limited
  partnership interest (Note 1)             $ (3.85)      $ (5.77)       $   9.27       $ (15.48)


                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY
                                   (Unaudited)
                      (in thousands, except interest data)



                                         General         Limited
                                        Partners         Partners          Total

Partnership interests                                     11,430

Partners' (deficiency) equity,
  December 31, 2004                      $ (145)         $ 1,183          $1,038

Net income for the nine months
  ended September 30, 2005                    1              106             107

Partners' (deficiency) equity,
  September 30, 2005                     $ (144)         $ 1,289          $1,145

Percentage interest at
  September 30, 2005                       1%              99%              100%

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                           2005          2004
Cash flows from operating activities:
  Net income (loss)                                                       $  107         $ (179)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Distributions from Local Limited Partnership
       Sale of investment property                                          (250)            --
      Increase in receivable - limited partners                               (8)            --
      Increase in accounts payable and accrued expenses                        1             50
         Net cash used in operating activities                              (150)          (129)

Cash flows provided by investing activities:
  Distributions from Local Limited Partnership
     Sale of investment property                                             250             --

Net increase (decrease) in cash and cash equivalents                         100           (129)
Cash and cash equivalents, beginning of period                               969          1,172

Cash and cash equivalents, end of period                                 $ 1,069        $ 1,043

                See Accompanying Notes to Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2005

Note 1 - Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2004 prepared by Real Estate Associates Limited III (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2005 and 2004, respectively.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary. During the nine months ended September 30, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 553 units. The remaining eight VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 541 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of September 30, 2005, the Partnership continued to hold variable interests in eight of the same nine VIEs as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was approximately $102,000 at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in Local Partnerships

As of September 30, 2005, the Partnership holds limited partnership interests in eight limited partnerships (the "Local Partnerships"). In addition, the Partnership holds a general partner interest in Real Estate Associates ("REA"). NAPICO is also a general partner in REA. The Local Partnerships own residential low income rental projects consisting of 541 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At September 30, 2005, the investment balance in seven of the eight Local Partnerships had been reduced to zero.

The following is a summary of the investment in Local Partnerships for the nine months ended September 30, 2005 (in thousands):

           Balance, beginning of period                   $ 102
           Amortization of acquisition costs                 (2)
           Equity in income of Local Partnerships             2
           Balance, end of period                         $ 102

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2005 and 2004 for the Local Partnerships in which the Partnership has invested (in thousands):

                                     Three Months Ended          Nine months Ended
                                       September 30,               September 30,
                                     2005         2004          2005          2004
                                               (Restated)                  (Restated)
Revenues
  Rental and other                 $ 1,050        $ 871        $ 2,767       $ 2,617

Expenses
  Operating                            411           392         1,302         1,335
  Depreciation                         145           160           435           479
  Interest                             283           298           849           894
                                       839           850         2,586         2,708

Net income (loss)                   $ 211         $ 21          $ 181         $ (91)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the combined results of operations for the three and nine months ended September 30, 2005 and 2004 exclude the operations of Charlotte Lakes as this property was sold in 2005.

The current policy of the United States Department of Housing and Urban Development ("HUD") is to not renew the Housing Assistance Payment ("HAP")
Contracts on a long-term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi- family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partner, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective Local Partnerships. The management fee incurred for both of the nine month periods ended September 30, 2005 and 2004 was approximately $86,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $11,000 for both of the nine month periods ended September 30, 2005 and 2004, and is included in general and administrative expenses.

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

As of September 30, 2005, the Partnership had cash and cash equivalents of approximately $1,069,000. Substantially all of this amount is on deposit primarily with high credit quality financial institutions, earning interest. Interest income earned during the nine months ended September 30, 2005 and 2004 was approximately $20,000 and $8,000, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At  September  30,  2005,  the   Partnership  has  investments  in  eight  Local
Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Partnership's profits less the Partnership's share of the Local Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero. Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships. The Partnership did not recognize any equity in income or loss from Local Partnership during the nine months ended September 30, 2005 or 2004. The Partnership did not receive any distributions from Local Partnerships during the nine months ended September 30, 2004.

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

At September 30, 2005, the investment balance in seven of the eight Local Partnerships had been reduced to zero.

Partnership revenues consist of interest income earned on temporary investment of funds not required for investment in Local Partnerships.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $86,000 for both the nine months ended September 30, 2005 and 2004.

Operating  expenses,  exclusive  of the  management  fee,  consist  of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $56,000 and $81,000 for the nine months ended September 30, 2005 and 2004, respectively. Legal and accounting fees decreased due to a decrease in legal fees associated with amending the partnership agreement in 2004. General and administrative expenses were approximately $21,000 and $20,000 for the nine months ended September 30, 2005 and 2004, respectively.

The current policy of the United States Department of Housing and Urban Development ("HUD") is to not renew the Housing Assistance Payment ("HAP")
Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Other

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units as of September 30, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary. During the nine months ended September 30, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 553 units. The remaining eight VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 541 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of September 30, 2005, the Partnership continued to hold variable interests in eight of the same nine VIEs as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was approximately $102,000 at September 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

                                    Date: November 14, 2005

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


Date:  November 14, 2005

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


Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited III (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 14, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.