Form 10KSB
period 2005-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2006-04-07
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  _________to _________

Commission file number 0-10673

REAL ESTATE ASSOCIATES LIMITED III

(Name of small business issuer in its charter)

California	95-3547611
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State Issuer's revenue for its most recent fiscal year $30,000.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2005.  No market for the Registrant’s limited partnership interests exists, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant’s financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

PART I.

ITEM 1.

Description of Business

Real Estate Associates Limited III (“REAL III” or the “Partnership”) is a limited partnership which was formed under the laws of the State of California on July 25, 1980.  On January 5, 1981, REAL III offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by E.F. Hutton Inc. REAL III received $14,320,000 in subscriptions for units of Limited Partnership Interests (at $5,000 per unit) during the period March 31, l981 to October 30, 1981, pursuant to a registration statement on Form S-11.  As of March 10, 1982, REAL III received an additional $14,320,000 in subscriptions pursuant to the exercise of warrants and the sale of Additional Limited Partnership Interests. Since these two transactions, REAL III has not received, nor are limited partners required to make, additional capital contributions. The Partnership shall be dissolved only upon the expiration of 52 complete calendar years (December 31, 2032) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement.

The general partners of REAL III are National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”), a California Corporation and National Partnership Investment Associates (“NAPIA”), a limited partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The business of REAL III is conducted primarily by NAPICO.

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

REAL III holds limited partnership interests in eight local partnerships (the “Local Partnerships”) as of December 31, 2005, and a general partner interest in Real Estate Associates (“REA”). The general partners of REA are REAL III and NAPICO.  During the year ended December 31, 2005, one Local Partnership sold its investment property. During the years ended December 31, 2003 and 2002, the Partnership sold its interest in two and one Local Partnership, respectively. In December 1998, the Partnership sold its interest in 20 Local Partnerships. Each of the remaining Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

The partnerships in which REAL III has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies.  REAL III became the principal limited partner in these Local Partnerships pursuant to arm’s-length negotiations with these developers, or others, who act as general partners.  As a limited partner, REAL III’s liability for obligations of the Local Partnerships is limited to its investment.  The local general partner of the Local Partnerships retains responsibility for developing, constructing, maintaining, operating and managing the project.  Under certain circumstances of default, REAL III has the right to replace the general partner of the Local Partnerships, but otherwise does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships.

Although each of the Local Partnerships in which REAL III has invested generally owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible “low income” tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

The Partnership does not have any employees. Services are performed for the Partnership by the Corporate General Partner and agents retained by the Corporate General Partner.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Laws benefiting disabled persons may result in the Local Partnerships’ incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These and other Federal, state and local laws may require modifications to the Local Partnership’s properties, or restrict renovations of the properties.  Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Partnership’s properties are substantially in compliance with the present requirements, the Local Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2005, the projects in which REAL III had invested were substantially rented.  The following is a schedule of the status as of December 31, 2005, of the projects owned by Local Partnerships in which REAL III is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH REAL III HAS AN INVESTMENT

DECEMBER 31, 2005

			Units
			Authorized
			For Rental
		Financed	Assistance Under
		Insured	Section 8	Percentage of	Percentage of
		And	Or Other Rent	Total Units	Total Units
	No. of	Subsidized	Supplement	Occupied	Occupied
Name and Location	Units	Under	Program (A)	2005	2004

Jenks School Apts.	83	(A)	82	99%	99%
Pawtucket, RI

Lakeside Apts.	32	(B)	21	92%	94%
Stuart, FL

Ramblewood Apts.	64	(B)	13	92%	94%
Fort Payne, AL

Santa Maria Apts.	86	(B)	86	100%	100%
San German, Puerto
Rico

Village Apts.	51	(B)	50	97%	98%
La Follette, TN

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH REAL III HAS AN INVESTMENT - CONTINUED

DECEMBER 31, 2005

			Units
			Authorized
			For Rental
		Financed	Assistance Under
		Insured	Section 8	Percentage of	Percentage of
		And	Or Other Rent	Total Units	Total Units
	No. of	Subsidized	Supplement	Occupied	Occupied
Name and Location	Units	Under	Program (B)	2005	2004

Vincente Geigel	80	(B)	80	99%	98%
Polanco Apts.
Isabela, Puerto
Rico

Vista De Jagueyes	73	(A)	73	100%	75%
Aguas Buenas, PR

Westgate Apts.	72	(B)	16	77%	70%
Albertville, AL

TOTALS	541		421

(A)

The mortgage is insured by FHA under the provisions of Section 221(d)(3) of the National Housing Act.

(B)

The mortgage is insured by USDA, Rural Development.

During the year ended December 31, 2005, the property in one of the Local Partnerships, Charlotte Lake River Associates, was sold to a third party.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2005.

	REAL III	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Note
Alabama Properties Ltd. V	99%	$ 205	$ 1,427
Village Apartment Ltd.	98%	210	1,394
Lakeside Apartments Ltd.	95%	65	891
Santa Maria Limited Dividend
Partnership Assoc.	99%	420	2,562
Marina Del Ray Limited
Dividend Partnership Assoc.	99%	395	2,413
300 Broadway Assoc.	98%	632	72
Vista Housing Assoc. L.P.	98%	445	2,656
Westgate Apartments, Ltd.	94%	218	869
		$ 2,590	$12,284

Although each Local Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the properties from market competition.

ITEM 2.

Description of Properties

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Partnerships.

ITEM 3.

LEGAL PROCEEDINGS

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2005, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II.

ITEM 5.

MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2005, there were 1,849 registered holders of units in REAL III owning a total of 5,715 limited partnership units (or 11,430 limited partnership interests). The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.  A distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989.  This represented the proceeds from the sale of one of the Partnership's real estate investments.  In March 1999, the Partnership made distributions of $6,881,025 to the limited partners and $69,506 to the general partners, which included using proceeds from the sale of the partnership interests. In 2001, the Partnership paid a distribution of $3,000,000 to the limited partners. In 2003, the Partnership made distributions of approximately $1,295,000 to the limited partners, which involved using proceeds from the sale of partnership interests of approximately $210,000 and excess reserves of approximately $1,085,000 to the limited partners.

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

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

As of December 31, 2005 and 2004, the Partnership had cash and cash equivalents of approximately $1,037,000 and $969,000, respectively.  Cash and cash equivalents are on deposit with a financial institution, earning interest at market rates.  Interest income earned during the years ended December 31, 2005 and 204 was approximately $30,000 and $12,000, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents  can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

In June 2005, the property in one of the Local Partnerships, Charlotte Lake River Associates, was sold to a third party.  Proceeds from the sale were used to satisfy the outstanding mortgage and other obligations of the property.  The remaining proceeds from the sale were distributed and the Partnership received approximately $250,000. This amount was recognized as distributions recognized as income because the Partnership’s investment in the Local Partnership had previously been reduced to zero.

There were no distributions during the year ended December 31, 2004.

Results of Operations

At December 31, 2005, the Partnership has investments in eight Local Partnerships, all of which own housing projects that were substantially rented.  The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the years ended December 31, 2005 and 2004. The Partnership did not receive any distributions from Local Partnerships during the years ended December 31, 2005 or 2004.

At December 31, 2005, the investment balance in seven of the eight Local Partnerships had been reduced to zero.

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. The increase in interest income for the year ended December 31, 2005, is due to an increase in interest rates.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $115,000 for both of the years ended December 31, 2005 and 2004.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $88,000 and $100,000 for the years ended December 31, 2005 and 2004, respectively.  Legal and accounting fees decreased for the year ended December 31, 2005 due to a decrease in legal fees associated with amending the partnership agreement in 2004. General and administrative expenses were approximately $27,000 for both of the years ended December 31, 2005 and 2004.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the  Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 553 units. The remaining eight VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 541 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of December 31, 2005, the Partnership continued to hold variable interests in eight of the same nine VIEs as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $102,000 at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Local Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 94% and 99%). The Partnership is also entitled to 99% of the profits and losses of REA.  Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Item 7. Financial Statements - Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

ITEM 7.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' (Deficiency) Equity - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited III

We have audited the accompanying balance sheet of Real Estate Associates Limited III as of December 31, 2005, and the related statements of operations, changes in partners' (deficiency) equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 24, 2006

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEET

(in thousands)

DECEMBER 31, 2005

Assets

Investments in local partnerships (Note 2)		$ 102
Cash and cash equivalents		1,037
Receivable – limited partners		8
Total assets		$1,147

Liabilities and partners'(deficiency) equity

Liabilities:
Accrued fees due to partners		$ 2
Accounts payable and accrued expenses		57

Contingencies (Note 6)

Partners' (deficiency) equity:
General partners	(144)
Limited partners	1,232	1,088

Total liabilities and partners' (deficiency) equity		$1,147

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2005	2004
Revenues:
Interest income	$ 30	$ 12

Operating expenses:
Management fees - partners (Note 3)	115	115
General and administrative (Note 3)	27	27
Legal and accounting	88	100
Total operating expenses	230	242

Loss from partnership operations	(200)	(230)
Distributions from Local Partnership sale of investment
property (Note 2)	250	--

Net income (loss)	$ 50	$ (230)

Net income (loss) allocated to general partners (1%)	$ 1	$ (2)
Net income (loss) allocated to limited partners (99%)	49	(228)
	$ 50	$ (230)
Net income (loss) per limited partnership interest
(Note 1)	$ 4.29	$ (19.94)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total
Partnership interests (A)		11,430

Partners' (deficiency) equity,
January 1, 2004	$ (143)	$ 1,411	$ 1,268

Net loss for the year ended
December 31, 2004	(2)	(228)	(230)

Partners' (deficiency) equity,
January 1, 2005	(145)	1,183	1,038

Net income for the year ended
December 31, 2005	1	49	50

Partners' (deficiency) equity,
December 31, 2005	$ (144)	$ 1,232	$ 1,088

(A)

Consists of 5,715 limited partnership units (the “Units”) (or 11,430 limited partnership interests) at December 31, 2005 and 2004. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$ 50	$ (230)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Distributions from Local Partnership sale of
investment property	(250)	--
Increase in accrued fees due to partners	2	--
Increase in receivable – limited partners	(8)
Increase in accounts payable and accrued expenses	24	27
Net cash used in operating activities	(182)	(203)

Cash flows provided by investing activities:
Distributions from Local Partnership sale of
investment property	250	--

Net increase (decrease) in cash and cash equivalents	68	(203)

Cash and cash equivalents, beginning of year	969	1,172

Cash and cash equivalents, end of year	$ 1,037	$ 969

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

1.  Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited III (the “Partnership”, or “Registrant”) was formed under the California Limited Partnership Act on July 25, 1980.  The Partnership was formed to invest either directly or indirectly in other partnerships which own and operate primarily federal, state and local government-assisted housing projects.  The general partners are National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”), a California Corporation and National Partnership Investment Associates (“NAPIA”) a limited partnership.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The business of the Partnership is conducted primarily by NAPICO.

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

The general partners share a one percent interest in profits and losses of the Partnership.  The limited partners share the remaining 99 percent interest in proportion to their respective investments.

The Partnership shall be dissolved only upon the expiration of 52 complete calendar years (December 31, 2032) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement.

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect.  The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2005 and 2004.

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

Method of Accounting for Investments in Local Partnerships

The investments in local limited partnerships (the “Local Partnerships”) are accounted for on the equity method.  Acquisition, selection fees and other costs related to the acquisition of the projects are capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 11,430 for the years ended December 31, 2005 and 2004.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $1,037,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  There were no impairment losses recorded during the years ended December 31, 2005 and 2004, respectively.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximate their fair value.

FSAB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.

Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 553 units. The remaining eight VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 541 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of December 31, 2005, the Partnership continued to hold variable interests in eight of the same nine VIEs as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $102,000 at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

2.  Investments in Local Partnerships

As of December 31, 2005, the Partnership holds limited partnership interests in eight Local Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates (“REA”).  NAPICO is also a general partner in REA.  The Local Partnerships own residential low income rental projects consisting of 541 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 94% and 99%). The Partnership is also entitled to 99% of the profits and losses of REA.  Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

In June 2005, the property in one of the Local Partnerships, Charlotte Lake River Associates, was sold to a third party.  Proceeds from the sale were used to satisfy the outstanding mortgage and other obligations of the property.  The remaining proceeds from the sale were distributed and the Partnership received approximately $250,000. This amount was recognized as distributions recognized as income because the Partnership’s investment in the Local Partnership had previously been reduced to zero.

At December 31, 2005, the investment balance in seven of the eight Local Partnerships had been reduced to zero.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the following is selected unaudited financial information from the combined financial statements at December 31, 2005 and for each of the two years in the period ended December 31, 2005, of the Local Partnerships in which the Partnership has invested:

Condensed Combined Balance Sheet of the Local Partnerships
(in thousands-unaudited)

Assets	December 31, 2005

Land	$ 701
Building and improvements, net of accumulated
depreciation of approximately $15,840	4,457
Other assets	2,463
Total assets	$ 7,621

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 12,284
Other liabilities	554
12,838
Partners' deficit	(5,217)

Total Liabilities and Partners' Deficit	$ 7,621

Condensed Combined Results of Operations of the Local Partnerships
(in thousands-unaudited)
	Years ended December 31,
	2005	2004
		(Restated)

Rental and other income	$ 3,733	$ 3,608

Expenses:
Operating expenses	1,942	1,850
Financial expenses	1,048	1,133
Depreciation	592	580
Total expenses	3,582	3,563

Income from continuing operations	$ 151	$ 45

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the results of Charlotte Lakes have been excluded from the condensed combined results of operations for the year ended December 31, 2004 due to the sale of the Partnership’s interests in the Local Partnership during 2005.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates is the local operating general partner for two of the Local Partnerships included above.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

3.  Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for each of the years ended December 31, 2005 and 2004 was approximately $115,000.

The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $14,000 for each of the years ended December 31, 2005 and 2004 and is included in general and administrative expenses.

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2005	2004
	(in thousands)

Net income (loss) per financial statements	$ 50	$ (230)

Other	--	--
Partnership's share of Local Partnership	6,138	290
Income per tax return	$ 6,188	$ 60
Net income per limited partnership interest	$1,055.19	$ 5.17

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets (liabilities):

December 31, 2005
(in thousands)

Net assets as reported	$ 1,088
Add (deduct):
Investment in Local Partnerships	(9,187)
Deferred offering expenses	3,896
Other	623
Net deficit – federal tax basis	$ (3,580)

5.

Real Estate and Accumulated Depreciation of Local Partnerships in which REAL III Has Invested (unaudited)

The following is an unaudited summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships in which REAL III has invested (in thousands-unaudited):

			Buildings
			And
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total(2)	Depreciation (2)	Construction

Alabama Properties
Ltd. V	$ 1,427	$ 53	$ 2,170	$ 2,223	$ 1,461	1980-1981
Village Apartments
Ltd.	1,394	65	1,860	1,925	1,515	1981-1982
Lakeside Apts. Ltd.	891	72	1,018	1,090	857	1980-1981
Santa Maria Ltd.
Dividend
Partnership Assoc.	2,562	107	3,497	3,604	2,764	1981-1982
Marina Del Ray
Ltd. Dividend
Partnership Assoc.	2,413	124	3,140	3,264	2,442	1981-1982
300 Broadway Assoc.	72	97	3,748	3,845	2,864	1981-1982
Vista Housing Assoc.	2,656	103	3,352	3,455	2,863	1981-1982
Westgate Apt. Ltd.	869	80	1,512	1,592	1,074	1980-1981
Totals	$12,284	$ 701	$20,297	$20,998	$15,840

(2)

 Reconciliation of real estate (unaudited)

	Years Ended December 31,
	2005	2004
	(in thousands)
Real Estate:

Balance at beginning of year	$ 40,938	$ 40,824
Improvements	70	161
Disposals of rental properties	(20,010)	(47)
Balance at end of year	$ 20,998	$ 40,938

Reconciliation of accumulated depreciation (unaudited)

	Years Ended December 31,
	2005	2004
	(in thousands)
Accumulated Depreciation:

Balance at beginning of year	$ 33,512	$ 32,738
Depreciation expense	586	815
Disposals of rental properties	(18,258)	(41)
Balance at end of year	$ 15,840	$ 33,512

6. Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

 CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

On March 6, 2006, Brian H. Shuman, 43, elected to step down as Chief Financial Officer of the Partnership’s Corporate General Partner, effective immediately.  On March 6, 2006, Kathleen Danilchick assumed the role of Chief Financial Officer of the Partnership’s Corporate General Partner.   Ms. Danilchick has previously served as Vice President, Capital Markets of an affiliate of the Partnership’s Corporate General Partner since December 2005.

PART III.

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

Real Estate Associates Limited III (the “Partnership” or the “Registrant”) has no directors or officers.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation (“NAPICO” or the “Corporate General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below:  The Corporate General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any directors or officers.

David R. Robertson	40	President, Chief Executive Officer
		and Director
Harry G. Alcock	43	Executive Vice President and Director
Jeffrey H. Sussman	40	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	36	Senior Vice President and Chief Financial
		Officer

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios.  Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Kathleen Danilchick has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since March 2006 and joined AIMCO in December 2005 as a Vice President in Capital Markets.  Ms. Danilchick is responsible for the financial affairs of NAPICO as well as the limited partnerships sponsored by it.  From January 2003 through October 2005 Ms. Danilchick was a Vice President at The Lionstone Group, a real estate investment firm, where she was responsible for the supervision and management of all aspects of the national office investment program.   Prior to joining The Lionstone Group, Ms. Danilchick was a Vice President for the Morgan Stanley Real Estate Funds in London, England.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Kathleen Danilchick meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.   EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for each of the years ended December 31, 2005 and 2004 was approximately $115,000.

The Partnership reimburses NAPICO for certain expenses.  The reimbursement to NAPICO was approximately $14,000 for each of the years ended December 31, 2005 and 2004 and is included in general and administrative expenses.

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General

Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 13.    EXHIBITS

See Exhibit Index.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $49,000 for both 2005 and 2004. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $18,000 and $12,000 for 2005 and 2004, respectively.

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
Corporate General Partner

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and Chief
Financial Officer
Date: April 5, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director, President and Chief	Date: April 5, 2006
David R. Robertson	Executive Officer

/s/Harry G. Alcock	Director and Executive	Date: April 5, 2006
Harry G. Alcock	Vice President

/s/Kathleen Danilchick	Senior Vice President and Chief	Date: April 5, 2006
Kathleen Danilchick	Financial Officer

REAL ESTATE ASSOCIATES LIMITED III

EXHIBIT INDEX

Exhibit

Description of Exhibit

3

Articles of incorporation and bylaws:  The registrant is not incorporated.  The Partnership Agreement was filed with Form S-11 #268983 incorporated herein by reference.

3.1

Amendments to Restated Certificate and Agreement of Limited Partnership, incorporated by reference to the Registrant’s Current Report Form 8-K dated January 24, 2005.

3.2

Restated Certificate and Agreement of Limited Partnership incorporated by reference to the Registrant’s Current Report Form 8-K dated January 24, 2005.

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  April 5, 2006

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Kathleen Danilchick, certify that:

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

Date:  April 5, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited III (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 5, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 5, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.