Form 10QSB
period 2006-03-31
REAL ESTATE ASSOCIATES LTD III
filed 2006-05-05
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEET

 (Unaudited)

(in thousands)

March 31, 2006

ASSETS

Investment in local partnerships (Note 2)		$ 102
Cash and cash equivalents		971
Receivable – limited partners		8

Total assets		$ 1,081

LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
Accounts payable and accrued expenses		$ 22

Contingencies (Note 4)

Partners' (deficiency) equity:
General partners	(144)
Limited partners	1,203	1,059

Total liabilities and partners' (deficiency) equity		$ 1,081

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Interest income	$ 11	$ 4

Operating expenses:
Management fees - partners (Note 3)	19	29
General and administrative (Note 3)	4	13
Legal and accounting	17	15
Total operating expenses	40	57

Net loss	$ (29)	$ (53)

Net loss allocated to general partners (1%)	$ --	$ (1)
Net loss allocated to limited partners (99%)	(29)	(52)
	$ (29)	$ (53)

Net loss per limited partnership interest (Note 1)	$ (2.54)	$ (4.55)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		11,430

Partners' (deficiency) equity,
December 31, 2005	$ (144)	$ 1,232	$ 1,088

Net loss for the three months
ended March 31, 2006	--	(29)	(29)

Partners' (deficiency) equity,
March 31, 2006	$ (144)	$ 1,203	$ 1,059

Percentage interest at
March 31, 2006	1%	99%	100%

(A)

Consists of 5,715 limited partnership units (the “Units”) (or 11,430 limited partnership interests) at March 31, 2006 and December 31, 2005. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flow from operating activities:
Net loss	$ (29)	$ (53)
Adjustments to reconcile net loss to net cash
used in operating activities:
Decrease in accrued fees due to partners	(2)	--
Decrease in accounts payable and accrued expenses	(35)	(6)
Net cash used in operating activities	(66)	(59)

Net decrease in cash and cash equivalents	(66)	(59)

Cash and cash equivalents, beginning of period	1,037	969

Cash and cash equivalents, end of period	$ 971	$ 910

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2006

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2005 prepared by Real Estate Associates Limited III (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and the results of operations and changes in cash flows for the three months ended March 31, 2006 and 2005, respectively.

The general partners collectively have a one percent interest in profits and losses of the Partnership.  The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments.  The general partners of the Partnership are National Partnership Investments Corporation ("NAPICO" or the "Corporate General Partner") and National Partnership Investment Associates (“NAPIA”). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (AIMCO”), a publicly traded real estate investment trust.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Method of Accounting for Investment in Local Partnerships

The investment in local limited partnerships (the “Local Partnerships”) is accounted for on the equity method.  Acquisition, selection fees and other costs related to the acquisition of the projects were capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the period.  The number of limited partnership interests was 11,430 at December 31, 2005 and 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 553 units. The remaining eight VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 541 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of March 31, 2006, the Partnership continued to hold variable interests in eight of the same nine VIEs as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $102,000 at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note 2 – Investments in Local Partnerships

As of March 31, 2006, the Partnership holds limited partnership interests in eight Local Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates (“REA”). NAPICO is also a general partner in REA. The Local Partnerships own residential low income rental projects consisting of 541 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At March 31, 2006, the investment balance in seven of the eight Local Partnerships had been reduced to zero.

The following is a summary of the investment in Local Partnerships for the three months ended March 31, 2006 (in thousands):

Balance, beginning of period	$ 102
Amortization of acquisition costs	(1)
Equity in income of Local Partnerships	1
Balance, end of period	$ 102

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2006 and 2005 for the Local Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended
	March 31,
	2006	2005
		(restated)
Rental and other income	$ 933	$ 902

Expenses:
Operating expenses	485	463
Financial expenses	262	283
Depreciation	148	145
	895	891
Income from continuing operations	$ 38	$ 11

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of Charlotte Lakes have been excluded from the condensed combined results of operations for the quarter ended March 31, 2005 due to the sale of the Partnership’s interest in the Local Partnership during 2005.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates is the local operating general partner for two of the Local Partnerships included above.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long-term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi- family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

300 Broadway Associates – Jenks School Apartments

The Local Operating General Partner for 300 Broadway Associates has made an offer to the Partnership to purchase the Partnership’s limited partnership interest in the Local Partnership. The request is currently under consideration by the Partnership. The Partnership has an investment balance of approximately $102,000 in the Local Partnership at March 31, 2006.

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.

The management fee incurred for the three months ended March 31, 2006 and 2005 was approximately $19,000 and $29,000, respectively.

The Partnership reimburses NAPICO for certain expenses.  The reimbursement paid to NAPICO was approximately $4,000 for the three month period ended March 31, 2005. No such fees were accrued or paid for the three months ended March 31, 2006.

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

As of March 31, 2006, the Partnership had cash and cash equivalents of approximately $971,000. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates.  Interest income earned during the three months ended March 31, 2006 and 2005 was approximately $11,000 and $4,000, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2006, the Partnership has investments in eight Local Partnerships, all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.

Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the three months ended March 31, 2006 or 2005.  The Partnership did not receive any distributions from Local Partnerships during the three months ended March 31, 2006 or 2005.

At March 31, 2006, the investment balance in seven of the eight Local Partnerships had been reduced to zero.

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.  The increase in interest income for the three months ended March 31, 2006, is due to an increase in interest rates and the amount of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $19,000 and $29,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease in annual management fees is a result of the sale of one of the Local Partnerships during 2005.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $17,000 and $15,000 for the three months ended March 31, 2006 and 2005, respectively. General and administrative expenses were approximately $4,000 and $13,000 for the three months ended March 31, 2006 and 2005, respectively.  General and administrative expenses decreased due to taxes paid during the three months ended March 31, 2005.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long-term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi- family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable to the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Other

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units as of March 31, 2006.  A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 553 units. The remaining eight VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of eight apartment properties with a total of 541 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of March 31, 2006, the Partnership continued to hold variable interests in eight of the same nine VIEs as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was approximately $102,000 at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II - OTHER INFORMATION

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and Chief
Financial Officer

Date: May 5, 2006

REAL ESTATE ASSOCIATES LIMITED III

EXHIBIT INDEX

Exhibit

Description of Exhibit

3

Restated Certificate and Agreement of Limited Partnership  herein dated January 5, 1981 incorporated by reference to the Partnership's Form S-11 No. 268983.

3.1

Amendments to Restated Certificate and Agreement of Limited Partnership, incorporated by reference to the Registrant’s Form 8-K dated January 24, 2005.

3.2

Restated Certificate and Agreement of Limited Partnership incorporated by reference to the Registrant’s Form 8-K dated January 24, 2005.

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

Date:  May 5, 2006

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

Date:  May 5, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited III (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 5, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 5, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.