Form 10QSB
period 2006-09-30
REAL ESTATE ASSOCIATES LTD III
filed 2006-11-09
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEET

 (Unaudited)

(in thousands)

September 30, 2006

ASSETS

Cash and cash equivalents		$ 4,185
Investment in limited partnerships (Note 2)		--
Receivable – limited partners		8
Total assets		$ 4,193

LIABILITIES AND PARTNERS' (DEFICIENCY) EQUITY

Liabilities:
Accounts payable and accrued expenses		$ 35

Contingencies (Note 4)

Partners' (Deficiency) Equity:
General partners	$ (113)
Limited partners	4,271	4,158

Total liabilities and partners' (deficiency)
equity		$ 4,193

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Interest income	$ 55	$ 9	$ 85	$ 20

Operating expenses:
Management fee - partners (Note 3)	19	28	58	86
General and administrative (Note 3)	2	7	10	21
Legal and accounting	9	19	45	56
Total operating expenses	30	54	113	163

Income (loss) from partnership operations	25	(45)	(28)	(143)
Gain on sale of Local Partnership
interest (Note 2)	--	--	3,098	--
Distribution from Local Partnership
sale of investment property (Note 2)	--	--	--	250

Net income (loss)	$ 25	$ (45)	$ 3,070	$ 107

Net income (loss) allocated to general
partners (1%)	$ 1	$ (1)	$ 31	$ 1
Net income (loss) allocated to limited
partners (99%)	24	(44)	3,039	106

	$ 25	$ (45)	$ 3,070	$ 107
Net income (loss) per limited
partnership interest (Note 1)	$ 2.10	$ (3.85)	$ 265.88	$ 9.27

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1)(A)		11,428

Partners' (deficiency) equity,
December 31, 2005	$ (144)	$ 1,232	$1,088

Net income for the nine months
ended September 30, 2006	31	3,039	3,070

Partners' (deficiency) equity,
September 30, 2006	$ (113)	$ 4,271	$4,158

(A)

Consists of 5,714 and 5,715 limited partnership units (the “Units”) or (11,428 and 11,430 limited partnership interests) at September 30, 2006 and December 31, 2005, respectively. A Unit consists of two limited partnership interests (Note 5).

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$3,070	$ 107
Adjustments to reconcile net income to net cash used in
operating activities:
Gain on sale of Local Partnership interest	(3,098)	(250)
Decrease in accrued fees due to partner	(2)	(8)
(Decrease) increase in accounts payable and accrued
expenses	(22)	1
Net cash used in operating activities	(52)	(150)

Cash flows provided by investing activities:
Proceeds from sale of Local Partnership interest	3,200	250

Net increase in cash and cash equivalents	3,148	100
Cash and cash equivalents, beginning of period	1,037	969

Cash and cash equivalents, end of period	$ 4,185	$ 1,069

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2006

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 2006 and the results of operations and changes in cash flows for the nine months ended September 30, 2006 and 2005, respectively.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the period.  The number of limited partnership interests was 11,430 at December 31, 2005 and 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the nine months ended September 30, 2006, the Partnership sold its 99% limited partnership interest in one Local Partnership previously determined to be a VIE. During the year ended December 31, 2005, one Local Partnership previously determined to be a VIE sold its investment property, consisting of 553 units. The remaining seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 458 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of September 30, 2006, the Partnership continued to hold variable interests in seven of the same nine VIEs as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investment in Local Partnerships

As of September 30, 2006, the Partnership holds limited partnership interests in seven Local Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates (“REA”). NAPICO is also a general partner in REA. The Local Partnerships own residential low income rental projects consisting of 458 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

On May 2, 2006, the Partnership sold its 99% limited partnership interest in 300 Broadway Associates, which owned the property, Jenks School, to a third party for approximately $3,200,000. The Partnership recognized a gain on sale of Local Partnership interest of approximately $3,098,000 during the nine months ended September 30, 2006.

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

At September 30, 2006, the investment balance in all seven of the Local Partnerships had been reduced to zero.

The following is a summary of the investment in Local Partnerships for the nine months ended September 30, 2006 (in thousands):

Balance, beginning of period	$ 102
Sale of interest in Local Partnership	(102)
Balance, end of period	$ --

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2006 and 2005 for the Local Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues
Rental and other	$ 670	$ 796	$ 1,982	$ 2,021

Expenses
Operating	386	310	1,137	928
Depreciation	114	110	341	328
Interest	253	262	761	788
	753	682	2,239	2,044

Net (loss) income	$ (83)	$ 114	$ (257)	$ (23)

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2005 amounts have been restated to exclude the operations of 300 Broadway Associates, for which the Partnership sold its limited partnership interest in May 2006.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the limited partnerships and is calculated at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.

The management fee incurred for the nine months ended September 30, 2006 and 2005 was approximately $58,000 and $86,000, respectively.

The Partnership reimbursed NAPICO for certain expenses.  The reimbursement paid to NAPICO was approximately $11,000 for the nine month period ended September 30, 2005. There were no such reimbursements for the nine months ended September 30, 2006.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Note 5 – Abandonment of Limited Partnership Interests

During the nine months ended September 30, 2006 the number of limited partnership interests decreased by 2 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year. There were no interests abandoned during 2005.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. During the nine months ended September 30, 2006, the Partnership received approximately $3,200,000 for its limited partnership interest in 300 Broadway Associates. During the nine months ended September 30, 2005 the Partnership received a distribution of approximately $250,000 from the sale of the property owned by Charlotte Lake River Associates (see discussion in “Results of Operations”).

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

As of September 30, 2006, the Partnership had cash and cash equivalents of approximately $4,185,000. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates.  Interest income earned during the nine months ended September 30, 2006 and 2005 was approximately $85,000 and $20,000, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At September 30, 2006, the Partnership has investments in seven Local Partnerships, all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the nine months ended September 30, 2006 or 2005.  The Partnership did not receive any distributions from Local Partnerships during the nine months ended September 30, 2006.

On May 2, 2006, the Partnership sold its 99% limited partnership interest in 300 Broadway Associates, which owned the property, Jenks School, to an unrelated third party for approximately $3,200,000. The Partnership recognized a gain on sale of Local Partnership interest of approximately $3,098,000 during the nine months ended September 30, 2006.

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

At September 30, 2006, the investment balance in all of the seven Local Partnerships had been reduced to zero.

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.  The increase in interest income for the nine months ended September 30, 2006, is due to an increase in interest rates and the amount of cash available for investment.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $58,000 and $86,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in annual management fees is a result of the sale of one of the Local Partnership’s properties during 2005.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $45,000 and $56,000 for the nine months ended September 30, 2006 and 2005, respectively. The decrease in legal and accounting fees for the nine months ended September 30, 2006 is due to a reduction in the cost of the annual audit and legal costs associated with named Partnership operations. General and administrative expenses were approximately $10,000 and $21,000 for the nine months ended September 30, 2006 and 2005, respectively.   The decrease in general and administrative expenses for the nine months ended September 30, 2006 is due to a reduction in reimbursements charged by NAPICO.

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

Other

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.61% of the outstanding Units as of September 30, 2006.  A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the nine months ended September 30, 2006, the Partnership sold its 99% limited partnership interest in one Local Partnership previously determined to be a VIE. During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 553 units. The remaining seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 458 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of September 30, 2006, the Partnership continued to hold variable interests in seven of the same nine VIEs as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 9, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: November 9, 2006	By: /s/Kathleen Danilchick
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

Date:  November 9, 2006

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

Date:  November 9, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited III (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: November 9, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: November 9, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.