Form 10KSB
period 2006-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2007-04-03
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State Issuer's revenue for its most recent fiscal year $142,000.

State the aggregate market value of the voting Partnership interests held by non-affiliates computed by reference to the price at which the Partnership interests were sold, or the average bid and asked prices of such Partnership interests, as of December 31, 2006.  No market for the Registrant’s limited partnership interests exists, and, therefore, no aggregate market value can be determined.

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

PART I

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

REAL III holds limited partnership interests in seven local partnerships (the “Local Partnerships”) as of December 31, 2006, and a general partner interest in Real Estate Associates (“REA”). The general partners of REA are REAL III and NAPICO.  During the year ended December 31, 2006, the Partnership sold its interest in one Local Partnership. During the year ended December 31, 2005, one Local Partnership sold its investment property. During the years ended December 31, 2003 and 2002, the Partnership sold its interest in two and one Local Partnership, respectively. In December 1998, the Partnership sold its interest in 20 Local Partnerships. Each of the remaining Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 2006, the projects in which REAL III had invested were substantially rented.  The following is a schedule of the status as of December 31, 2006, of the projects owned by Local Partnerships in which REAL III is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH REAL III HAS AN INVESTMENT

DECEMBER 31, 2006

			Units
			Authorized
			For Rental
		Financed	Assistance Under
		Insured	Section 8	Percentage of	Percentage of
		And	Or Other Rent	Total Units	Total Units
	No. of	Subsidized	Supplement	Occupied	Occupied
Name and Location	Units	Under	Program (A)	2006	2005

Lakeside Apts.	32	(B)	21	88%	92%
Stuart, FL

Ramblewood Apts.	64	(B)	13	91%	92%
Fort Payne, AL

Santa Maria Apts.	86	(B)	86	100%	100%
San German, Puerto
Rico

Village Apts.	51	(B)	50	99%	97%
La Follette, TN

Vincente Geigel	80	(B)	80	100%	99%
Polanco Apts.
Isabela, Puerto
Rico

Vista De Jagueyes	73	(A)	73	100%	100%
Aguas Buenas, Puerto
Rico

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH REAL III HAS AN INVESTMENT - CONTINUED

DECEMBER 31, 2006

			Units
			Authorized
			For Rental
		Financed	Assistance Under
		Insured	Section 8	Percentage of	Percentage of
		And	Or Other Rent	Total Units	Total Units
	No. of	Subsidized	Supplement	Occupied	Occupied
Name and Location	Units	Under	Program (B)	2006	2005

Westgate Apts.	72	(B)	16	79%	77%
Albertville, AL

TOTALS	458		339

(A)

The mortgage is insured by FHA under the provisions of Section 221(d)(3) of the National Housing Act.

(B)

The mortgage is insured by USDA, Rural Development.

On May 2, 2006, the Partnership sold its 99% limited partnership interest in 300 Broadway Associates, which owned the property, Jenks School, to a third party for approximately $3,200,000. The Partnership recognized a gain on sale of Local Partnership interest of approximately $3,098,000 during the year ended December 31, 2006.  During the year ended December 31, 2005, the property in one of the Local Partnerships, Charlotte Lake River Associates, was sold to a third party.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2006.

	REAL III	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Note
Alabama Properties Ltd. V	99%	$ 205	$ 1,415
Village Apartment Ltd.	98%	210	1,383
Lakeside Apartments Ltd.	95%	65	884
Santa Maria Limited Dividend
Partnership Assoc.	99%	420	2,512
Marina Del Rey Limited
Dividend Partnership Assoc.	99%	395	2,382
Vista Housing Assoc. L.P.	98%	445	2,630
Westgate Apartments, Ltd.	94%	218	869
		$ 1,958	$12,075

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

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant’s Partnership interests and Related Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2006, there were 1,848 registered holders of units in REAL III owning a total of 5,710 limited partnership units (or 11,420 limited partnership interests). The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.  A distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989.  This represented the proceeds from the sale of one of the Partnership's real estate investments.  In March 1999, the Partnership made distributions of $6,881,025 to the limited partners and $69,506 to the general partners, which included using proceeds from the sale of the partnership interests. In 2001, the Partnership paid a distribution of $3,000,000 to the limited partners. In 2003, the Partnership made distributions of approximately $1,295,000 to the limited partners, which involved using proceeds from the sale of partnership interests of approximately $210,000 and excess reserves of approximately $1,085,000 to the limited partners.

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. During the year ended December 31, 2006, the Partnership received approximately $3,200,000 for its limited partnership interest in 300 Broadway Associates. During the year ended December 31, 2005 the Partnership received a distribution of approximately $250,000 from the sale of the property owned by Charlotte Lake River Associates (see discussion in “Results of Operations”).

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

As of December 31, 2006 and 2005 the Partnership had cash and cash equivalents of approximately $4,213,000 and $1,037,000, respectively.  Cash and cash equivalents are on deposit with a financial institution, earning interest at market rates.  Interest income earned during the years ended December 31, 2006 and 2005 was approximately $142,000 and $30,000, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2006, the Partnership has investments in seven Local Partnerships, all of which own housing projects that were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the years ended December 31, 2006 and 2005. The Partnership did not receive any distributions from Local Partnerships during the years ended December 31, 2006 or 2005.

On May 2, 2006, the Partnership sold its 99% limited partnership interest in 300 Broadway Associates, which owned the property, Jenks School, to a third party for approximately $3,200,000. The Partnership recognized a gain on sale of Local Partnership interest of approximately $3,098,000 during the year ended December 31, 2006.

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

At December 31, 2006, the investment balance in all seven of the Local Partnerships had been reduced to zero.

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. The increase in interest income for the year ended December 31, 2006, is due to an increase in interest rates and the amount of cash available for investment, that resulted from the Partnership’s receipt of proceeds from the sale of its limited partnership interest in 300 Broadway Associates, as discussed above.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $78,000 and $115,000 for the years ended December 31, 2006 and 2005. The decrease in annual management fees is a result of the sale of one of the Local Partnership’s properties during 2005.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $60,000 and $88,000 for the years ended December 31, 2006 and 2005, respectively.  The decrease in legal and accounting fees for the year ended December 31, 2006 is due to a reduction in the cost of the annual audit and legal costs associated with normal Partnership operations. General and administrative expenses were approximately $11,000 and $27,000 for the years ended December 31, 2006 and 2005.  The decrease in general and administrative expenses for the year ended December 31, 2006 is due to a reduction in reimbursements charged by NAPICO.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 94% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a general partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments In and Advances to Local Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about our investments in unconsolidated Local Partnerships.”

Other

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2006, the Partnership sold its 99% limited partnership interest in one Local Partnership previously determined to a VIE. During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 553 units. The remaining seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 458 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of December 31, 2006, the Partnership continued to hold variable interests in seven of the same nine VIEs as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Local Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 94% and 99%). The Partnership is also entitled to 99% of the profits and losses of REA.  Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The

Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' (Deficiency) Equity - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited III

We have audited the accompanying balance sheet of Real Estate Associates Limited III as of December 31, 2006, and the related statements of operations, changes in partners' (deficiency) equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 30, 2007

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEET

(in thousands)

DECEMBER 31, 2006

Assets

Investments in local partnerships (Note 2)		$ --
Cash and cash equivalents		4,213
Receivable – limited partners		8
Total assets		$4,221

Liabilities and partners'(deficiency) equity

Liabilities:
Accounts payable and accrued expenses		$ 42

Contingencies (Note 7)

Partners' (deficiency) equity:
General partners	$ (113)
Limited partners	4,292	4,179
Total liabilities and partners' (deficiency) equity		$4,221

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2006	2005
Revenues:
Interest income	$ 142	$ 30

Operating expenses:
Management fees - partners (Note 3)	78	115
General and administrative (Note 3)	11	27
Legal and accounting	60	88
Total operating expenses	149	230

Loss from partnership operations	(7)	(200)
Gain on sale of Local Partner interest (Note 2)	3,098	--
Distribution from Local Partnership sale of investment
property	--	250

Net income	$ 3,091	$ 50

Net income allocated to general partners (1%)	$ 31	$ 1
Net income allocated to limited partners (99%)	3,060	49
	$ 3,091	$ 50
Net income per limited partnership interest
(Note 1)	$ 267.72	$ 4.29

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) EQUITY

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		11,420

Partners' (deficiency) equity,
January 1, 2005	$ (145)	$ 1,183	$ 1,038

Net income for the year ended
December 31, 2005	1	49	50

Partners' (deficiency) equity,
January 1, 2005	(144)	1,232	1,088

Net income for the year ended
December 31, 2006	31	3,060	3,091

Partners' (deficiency) equity,
December 31, 2006	$ (113)	$ 4,292	$ 4,179

(A)

Consists of 5,710 and 5,715 limited partnership units (the “Units”) (or 11,420 and 11,430 limited partnership interests) at December 31, 2006 and 2005, respectively. A Unit consists of two limited partnership interests (Note 6).

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005

Cash flows from operating activities:
Net income	$ 3,091	$ 50
Adjustments to reconcile net income to net
cash used in operating activities:
Gain on sale of Local Limited Partnership interest	(3,098)	--
Distribution from Local Partnership sale of
investment property	--	(250)
(Decrease) increase in accrued fees due to partners	(2)	2
Increase in receivable – limited partners	--	(8)
(Decrease) increase in accounts payable and
accrued expenses	(15)	24
Net cash used in operating activities	(24)	(182)

Cash flows from investing activities:
Proceeds from sale of Local Partnership interest	3,200	--
Distribution from Local Partnership sale of
investment property	--	250
Net cash provided by investing activities	3,200	250

Net increase in cash and cash equivalents	3,176	68

Cash and cash equivalents, beginning of year	1,037	969

Cash and cash equivalents, end of year	$ 4,213	$ 1,037

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect.  The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2006 and 2005.

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 11,420 and 11,430 for the years ended December 31, 2006 and 2005, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2006 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  There were no impairment losses recorded during the years ended December 31, 2006 and 2005, respectively.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in nine VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2006, the Partnership sold its 99% limited partnership interest in one Local Partnership previously determined to a VIE. During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 553 units. The remaining seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 458 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. As of December 31, 2006, the Partnership continued to hold variable interests in seven of the same nine VIEs as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

2.  Investments in Local Partnerships

As of December 31, 2006, the Partnership holds limited partnership interests in seven Local Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates (“REA”).  NAPICO is also a general partner in REA.  The Local Partnerships own residential low income rental projects consisting of 458 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 94% and 99%). The Partnership is also entitled to 99% of the profits and losses of REA. Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

On May 2, 2006, the Partnership sold its 99% limited partnership interest in 300 Broadway Associates, which owned the property, Jenks School, to a third party for approximately $3,200,000. The Partnership recognized a gain on sale of Local Partnership interest of approximately $3,098,000 during the year ended December 31, 2006.

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

At December 31, 2006, the investment balance in all seven of the Local Partnerships had been reduced to zero.

Although the Partnership’s recorded value of its investments and its equity in income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the following is selected unaudited financial information from the combined financial statements at December 31, 2006 and for each of the two years in the period ended December 31, 2006, of the Local Partnerships in which the Partnership has invested:

Condensed Combined Balance Sheet of the Local Partnerships
(in thousands-unaudited)

December 31, 2006
Assets
Land	$ 604
Building and improvements, net of accumulated
depreciation of approximately $13,420	3,225
Other assets	1,088
Total assets	$ 4,917

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 12,075
Other liabilities	424
12,499
Partners' deficit	(7,582)

Total Liabilities and Partners' Deficit	$ 4,917

Condensed Combined Results of Operations of the Local Partnerships
(in thousands-unaudited)
Years ended December 31,
2006	2005

		(Restated)

Rental and other income	$ 2,753	$ 2,720

Expenses:
Operating expenses	1,588	1,438
Financial expenses	924	1,015
Depreciation and amortization	474	454
Total expenses	2,986	2,907

Loss from continuing operations	$ (233)	$ (187)

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2005 amounts have been restated to exclude the operations of 300 Broadway Associates, for which the Partnership sold its limited partnership interest in May 2006.

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

3.  Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for each of the years ended December 31, 2006 and 2005 was approximately $78,000 and $115,000, respectively.

The Partnership reimbursed NAPICO for certain expenses.  The reimbursement paid to NAPICO was approximately $14,000 for the year ended December 31, 2005, and is included in general and administrative expenses. There were no such reimbursements for the year ended December 31, 2006.

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2006	2005
	(in thousands)

Net income per financial statements	$ 3,091	$ 50

Gain on sale of Partnership Investment	1,913	--
Partnership's share of Local Partnership	(2,884)	6,138
Income per tax return	$ 2,120	$ 6,188

Net income per limited partnership interest	$ 362.13	$1,055.19

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets (liabilities):

December 31, 2006
(in thousands)

Net assets as reported	$ 4,179
Add (deduct):
Investment in Local Partnerships	(10,151)
Deferred offering expenses	3,896

Other	616
Net deficit – federal tax basis	$ (1,460)

5.

Real Estate and Accumulated Depreciation of Local Partnerships in which REAL III Has Invested (unaudited)

The following is an unaudited summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships in which REAL III has invested (in thousands-unaudited):

			Buildings
			And
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total(2)	Depreciation (2)	Construction

Alabama Properties
Ltd. V	$ 1,415	$ 53	$ 2,195	$ 2,248	$ 1,507	1980-1981
Village Apartments
Ltd.	1,383	65	1,858	1,923	1,543	1981-1982
Lakeside Apts. Ltd.	884	72	1,040	1,112	867	1980-1981
Santa Maria Ltd.
Dividend
Partnership Assoc.	2,512	107	3,512	3,619	2,842	1981-1982
Marina Del Rey
Ltd. Dividend
Partnership Assoc.	2,382	124	3,158	3,282	2,514	1981-1982
Vista Housing Assoc.	2,630	103	3,356	3,459	3,004	1981-1982
Westgate Apt. Ltd.	869	80	1,526	1,606	1,143	1980-1981
Totals	$12,075	$ 604	$16,645	$17,249	$13,420

(2)

 Reconciliation of real estate (unaudited)

	Years Ended December 31,
	2006	2005
	(in thousands)
Real Estate:

Balance at beginning of year	$ 20,998	$ 40,938
Improvements	96	70
Disposals of rental properties	(3,845)	(20,010)
Balance at end of year	$ 17,249	$ 20,998

Reconciliation of accumulated depreciation (unaudited)

	Years Ended December 31,
	2006	2005
	(in thousands)
Accumulated Depreciation:

Balance at beginning of year	$ 15,840	$ 33,512
Depreciation expense	444	586
Disposals of rental properties	(2,864)	(18,258)
Balance at end of year	$ 13,420	$ 15,840

6. Abandonment of Limited Partnership Interests

During the year ended December 31, 2006 the number of limited partnership interests decreased by 10 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year. There were no interests abandoned during 2005.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

David R. Robertson	41	President, Chief Executive Officer
		and Director
Harry G. Alcock	44	Executive Vice President and Director
Lance J. Graber	45	Executive Vice President
Jeffrey H. Sussman	41	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	37	Senior Vice President and Chief Financial
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

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to Aimco Capital’s portfolio of affordable properties in the eastern portion of the country.  Prior to this time, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999.

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

Item 10.   Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

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

   8.62%

AIMCO Properties, L.P. is ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237

(b)  None of the directors and officers of the Corporate General Partner own directly or beneficially any limited partnership interests in Real III.

Item 12.   Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for each of the years ended December 31, 2006 and 2005 was approximately $78,000 and $115,000, respectively.

The Partnership reimbursed NAPICO for certain expenses.  The reimbursement paid to NAPICO was approximately $14,000 for the year ended December 31, 2005 and is included in general and administrative expenses. There were no such reimbursements for the year ended December 31, 2006.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates is the local operating general partner for two of the Local Partnerships included above.

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.    Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $35,000 and $49,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $20,000 and $18,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and Chief
Financial Officer

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director, President and Chief	Date: April 2, 2007
David R. Robertson	Executive Officer

/s/Harry G. Alcock	Director and Executive	Date: April 2, 2007
Harry G. Alcock	Vice President

/s/Kathleen Danilchick	Senior Vice President and Chief	Date: April 2, 2007
Kathleen Danilchick	Financial Officer

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

Date:  April 2, 2007

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

Date:  April 2, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited III (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 2, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 2, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.