Form 10QSB
period 2007-03-31
REAL ESTATE ASSOCIATES LTD III
filed 2007-05-09
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEET

 (Unaudited)

(in thousands)

March 31, 2007

ASSETS

Investments in Local Partnerships (Note 2)		$ --
Cash and cash equivalents		4,219
Due from affiliate		4
Receivable – limited partners		15

Total assets		$ 4,238

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 39

Contingencies (Note 4)

Partners' (deficiency) capital:
General partners	$ (113)
Limited partners	4,312	4,199

Total liabilities and partners' (deficiency) capital		$ 4,238

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Interest income	$ 53	$ 11

Operating expenses:
Management fees - partners (Note 3)	15	19
General and administrative	4	4
Legal and accounting	14	17
Total operating expenses	33	40

Net income (loss)	$ 20	$ (29)

Net income (loss) allocated to general partners (1%)	$ --	$ --
Net income (loss) allocated to limited partners (99%)	20	(29)
	$ 20	$ (29)

Net income (loss) per limited partnership interest (Note 1)	$ 1.75	$ (2.54)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		11,420

Partners' (deficiency) capital,
December 31, 2006	$ (113)	$ 4,292	$ 4,179

Net income for the three months
ended March 31, 2007	--	20	20

Partners' (deficiency) capital,
March 31, 2007	$ (113)	$ 4,312	$ 4,199

Percentage interest at
March 31, 2007	1%	99%	100%

(A) Consists of 5,710 limited partnership units (the “Units”) (or 11,420 limited partnership interests) at March 31, 2007 and December 31, 2006. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flow from operating activities:
Net income (loss)	$ 20	$ (29)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Change in accounts:
Receivable-limited partners	(7)	--
Due from affiliate	(4)	--
Accrued fees due to partners	--	(2)
Accounts payable and accrued expenses	(3)	(35)
Net cash provided by (used in) operating activities	6	(66)

Net increase (decrease) in cash and cash equivalents	6	(66)

Cash and cash equivalents, beginning of period	4,213	1,037

Cash and cash equivalents, end of period	$ 4,219	$ 971

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2007

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2006 prepared by Real Estate Associates Limited III (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and the results of operations and changes in cash flows for the three months ended March 31, 2007 and 2006, respectively.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the period.  The number of limited partnership interests was 11,420 and 11,430 at December 31, 2006 and 2005, respectively.

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

The Partnership holds variable interests in seven VIEs for which the Partnership is not the primary beneficiary.  The seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 458 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Note 2 – Investments in Local Partnerships

As of March 31, 2007, the Partnership holds limited partnership interests in seven Local Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates (“REA”). NAPICO is also a general partner in REA. The Local Partnerships own residential low income rental projects consisting of 458 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At March 31, 2007, the investment balance in all seven of the Local Partnerships had been reduced to zero.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2007 and 2006 for the Local Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended
	March 31,
	2007	2006
		(Restated)
Rental and other income	$ 688	$ 680

Expenses:
Operating expenses	396	360
Financial expenses	231	254

Depreciation and amortization	119	113
	746	727
Loss from continuing operations	$ (58)	$ (47)

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2006 amounts have been restated to exclude the operations of 300 Broadway Associates, for which the Partnership sold its limited partnership interest in May 2006.

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

When the HAP Contracts are subject to renewal, there can be no assurance that the Local Partnerships in which the Partnership has an investment will be permitted to restructure their mortgage indebtedness under MAHRAA.  In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets and is calculated at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred for the three months ended March 31, 2007 and 2006 was approximately $15,000 and $19,000, respectively.

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

As of March 31, 2007, the Partnership had cash and cash equivalents of approximately $4,219,000. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates.  Interest income earned during the three months ended March 31, 2007 and 2006 was approximately $53,000 and $11,000, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2007, the Partnership has investments in seven Local Partnerships, all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the three months ended March 31, 2007 or 2006.  The Partnership did not receive any distributions from Local Partnerships during the three months ended March 31, 2007 or 2006.

At March 31, 2007, the investment balance in all seven of the Local Partnerships had been reduced to zero.

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.  The increase in interest income for the three months ended March 31, 2007 is due to an increase in interest rates and the amount of cash available for investment. Cash available for investment increased due to the Partnership’s receipt of proceeds from the sale of its limited partnership interest in one of the Local Partnerships during the second quarter of 2006.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $15,000 and $19,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in annual management fees is the result of the sale of the Partnership’s interest in one Local Partnership during 2006.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $14,000 and $17,000 for the three months ended March 31, 2007 and 2006, respectively. General and administrative expenses were approximately $4,000 for both of the three months ended March 31, 2007 and 2006.

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

When the HAP Contracts are subject to renewal, there can be no assurance that the Local Partnerships in which the Partnership has an investment will be permitted to restructure their mortgage indebtedness under MAHRAA.  In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 94% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments in Local Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units as of March 31, 2007.  A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership holds variable interests in seven VIEs for which the Partnership is not the primary beneficiary.  The seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 458 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II - OTHER INFORMATION

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 9, 2007	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: May 9, 2007	By: /s/Kathleen Danilchick
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

3.2

Restated Certificate and Agreement of Limited Partnership incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 24, 2005.

10.1

Assignment of Partnership Interests dated May 2, 2006 between Real Estate Associates Limited III, a California limited partnership by its general partner, National Partnership Investments Corp., Los Angeles, California, to Broadway Limited Partner, LLC, a Rhode Island limited liability corporation, incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 2, 2006.

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

Date:  May 9, 2007

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

Date:  May 9, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited III (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 9, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 9, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.