Form 10QSB
period 2007-06-30
REAL ESTATE ASSOCIATES LTD III
filed 2007-08-14
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended June 30, 2007

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

(864) 239-1000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEET

 (Unaudited)

(in thousands)

June 30, 2007

ASSETS
Cash and cash equivalents		$4,233
Investments in Local Partnerships (Note 2)		--
Receivable – limited partners		15
Total assets		$4,248

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 25

Contingencies (Note 4)

Partners' (Deficiency) Capital:
General partners	$ (113)
Limited partners	4,336	4,223
Total liabilities and partners' (deficiency) capital		$4,248

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Interest income	$ 56	$ 19	$ 109	$ 30

Operating expenses:
Management fees – partners (Note 3)	16	20	31	39
General and administrative	2	4	6	8
Legal and accounting	14	19	28	36
Total operating expenses	32	43	65	83

Income (loss) from partnership
operations	24	(24)	44	(53)
Gain on sale of Local Partnership
interest (Note 2)	--	3,098	--	3,098
Net income	$ 24	$ 3,074	$ 44	$ 3,045

Net income allocated to general
partners (1%)	$ --	$ 30	$ --	$ 30
Net income allocated to limited
partners (99%)	24	3,044	44	3,015

	$ 24	$ 3,074	$ 44	$ 3,045
Net income per limited partnership
interest (Note 1)	$ 2.10	$266.32	$ 3.85	$263.78

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		11,420

Partners' (deficiency) capital,
December 31, 2006	$ (113)	$ 4,292	$4,179

Net income for the six months
ended June 30, 2007	--	44	44

Partners' (deficiency) capital,
June 30, 2007	$ (113)	$ 4,336	$4,223

Percentage interest at
June 30, 2007	1%	99%	100%

(A)

Consists of 5,710 limited partnership units (the “Units”) or (11,420 limited partnership interests) at both June 30, 2007 and December 31, 2006. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 44	$ 3,045
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Gain on sale of Local Partnership interest	--	(3,098)
Change in accounts:
Receivable – limited partners	(7)	--
Accrued fees due to partners	--	(2)
Accounts payable and accrued expenses	(17)	(24)
Net cash provided by (used in) operating activities	20	(79)

Cash flows provided by investing activity:
Proceeds from sale of Local Partnership interest	--	3,200

Net increase in cash and cash equivalents	20	3,121

Cash and cash equivalents, beginning of period	4,213	1,037

Cash and cash equivalents, end of period	$ 4,233	$ 4,158

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and the results of operations and changes in cash flows for the six months ended June 30, 2007 and 2006, respectively.

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

At June 30, 2007, the Partnership holds variable interests in seven VIEs for which the Partnership is not the primary beneficiary.  These seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 458 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at June 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note 2 – Investments in Local Partnerships

As of June 30, 2007, the Partnership holds limited partnership interests in seven Local Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates (“REA”). NAPICO is also a general partner in REA. The Local Partnerships own residential low income rental projects consisting of 458 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At June 30, 2007, the investment balance in all seven of the Local Partnerships had been reduced to zero.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2007 and 2006 for the Local Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Rental and other income	$ 638	$ 632	$ 1,326	$ 1,312

Expenses:
Operating expenses	469	391	865	751
Financial expenses	231	254	462	508
Depreciation and amortization	118	113	237	227
	818	758	1,564	1,486
Loss from continuing operations	$ (180)	$ (126)	$ (238)	$ (174)

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2006 amounts exclude the operations of 300 Broadway Associates, for which the Partnership sold its limited partnership interest in May 2006.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred for the six months ended June 30, 2007 and 2006 was approximately $31,000 and $39,000, respectively.

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

As of June 30, 2007, the Partnership had cash and cash equivalents of approximately $4,233,000. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates.  Interest income earned during the six months ended June 30, 2007 and 2006 was approximately $109,000 and $30,000, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2007, the Partnership has investments in seven Local Partnerships, all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the six months ended June 30, 2007 or 2006.  The Partnership did not receive any distributions from Local Partnerships during the six months ended June 30, 2007 or 2006.

On May 2, 2006, the Partnership sold its 99% limited partnership interest in 300 Broadway Associates, which owned the property, Jenks School, to an unrelated third party for approximately $3,200,000. The Partnership recognized a gain on sale of Local Partnership interest of approximately $3,098,000 during the three and six months ended June 30, 2006.

At June 30, 2007, the investment balance in all seven of the Local Partnerships had been reduced to zero.

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.  The increase in interest income for the six months ended June 30, 2007 is due to an increase in interest rates and the amount of cash available for investment. Cash available for investment increased due to the Partnership’s receipt of proceeds from the sale of its limited partnership interest in one of the Local Partnerships during the second quarter of 2006.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnerships at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $31,000 and $39,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease in annual management fees is the result of the sale of the Partnership’s interest in one Local Partnership during 2006.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $28,000 and $36,000 for the six months ended June 30, 2007 and 2006, respectively and approximately $16,000 and $20,000 for the three months ended June 30, 2007 and 2006, respectively. The decrease in legal and accounting fees for both periods is due to a decrease in audit fees and legal expenses associated with normal partnership operations. General and administrative expenses were approximately $6,000 and $8,000 for the six months ended June 30, 2007 and 2006, respectively and approximately $2,000 and $4,000 for the three months ended June 30, 2007 and 2006, respectively.

The Partnership, as a limited partner in the Local Partnerships in which it has invested, is subject to the risks incident to the management and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn could substantially increase the risk of operating losses for the projects.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 94% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”. There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments in Local Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units as of June 30, 2007.  A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2007, the Partnership holds variable interests in seven VIEs for which the Partnership is not the primary beneficiary.  These seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 458 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at June 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II - OTHER INFORMATION

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED III

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

REAL ESTATE ASSOCIATES LIMITED III

EXHIBIT INDEX

Exhibit

Description of Exhibit

3

Restated Certificate and Agreement of Limited Partnership herein dated January 5, 1981 incorporated by reference to the Partnership's Form S-11 No. 268983.

3.1

Amendments to Restated Certificate and Agreement of Limited Partnership, incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 24, 2005.

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

I, Martha L. Long, certify that:

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

Date:  August 13, 2007

/s/Martha L. Long

Martha L. Long

Senior Vice President President of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B. Waters, certify that:

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited III (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.