Form 10QSB
period 2007-09-30
REAL ESTATE ASSOCIATES LTD III
filed 2007-11-08
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEET

 (Unaudited)

(in thousands)

September 30, 2007

ASSETS

Cash and cash equivalents		$ 4,265
Investment in Local Partnerships (Note 2)		--
Receivable – limited partners		15
Total assets		$ 4,280

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 30

Contingencies (Note 4)

Partners' (Deficiency) Capital:
General partners	$ (112)
Limited partners	4,362	4,250

Total liabilities and partners' (deficiency) capital		$ 4,280

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Interest income	$ 55	$ 55	$ 164	$ 85

Operating expenses:
Management fee - partners (Note 3)	16	19	47	58
General and administrative	4	2	10	10
Legal and accounting	8	9	36	45
Total operating expenses	28	30	93	113

Income (loss) from partnership operations	27	25	71	(28)
Gain on sale of Local Partnership
interest (Note 2)	--	--	--	3,098

Net income	$ 27	$ 25	$ 71	$ 3,070

Net income allocated to general
partners (1%)	$ --	$ 1	$ 1	$ 31
Net income allocated to limited
partners (99%)	27	24	70	3,039

	$ 27	$ 25	$ 71	$ 3,070
Net income per limited
partnership interest (Note 1)	$ 2.36	$ 2.10	$ 6.13	$ 265.88

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		11,420

Partners' (deficiency) capital,
December 31, 2006	$ (113)	$ 4,292	$4,179

Net income for the nine months
ended September 30, 2007	1	70	71

Partners' (deficiency) capital,
September 30, 2007	$ (112)	$ 4,362	$4,250

(A) Consists of 5,710 limited partnership units (the “Units”) or (11,420 limited partnership interests) at both September 30, 2007 and December 31, 2006. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 71	$3,070
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Gain on sale of Local Partnership interest	--	(3,098)
Change in accounts:
Receivable – limited partners	(7)	--
Accrued fees due to partner	--	(2)
Accounts payable and accrued expenses	(12)	(22)
Net cash provided by (used in) operating activities	52	(52)

Cash flows provided by investing activities:
Proceeds from sale of Local Partnership interest	--	3,200

Net increase in cash and cash equivalents	52	3,148
Cash and cash equivalents, beginning of period	4,213	1,037

Cash and cash equivalents, end of period	$ 4,265	$ 4,185

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007 and the results of operations and changes in cash flows for the nine months ended September 30, 2007 and 2006, respectively.

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

Method of Accounting for Investments in Local Partnerships

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

At September 30, 2007, the Partnership holds variable interests in seven VIEs for which the Partnership is not the primary beneficiary.  These seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 458 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note 2 – Investments in Local Partnerships

As of September 30, 2007, the Partnership holds limited partnership interests in seven Local Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates (“REA”). NAPICO is also a general partner in REA. The Local Partnerships own residential low income rental projects consisting of 458 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

On May 2, 2006, the Partnership sold its 99% limited partnership interest in 300 Broadway Associates, which owned the property, Jenks School, to an unrelated third party for approximately $3,200,000. The Partnership recognized a gain on sale of Local Partnership interest of approximately $3,098,000 during the nine months ended September 30, 2006.  Subsequent to September 30, 2007 the Partnership distributed $2,800,000 or $245.18 per limited partnership interest to its limited partners from the proceeds received during 2006.

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

At September 30, 2007, the investment balance in all seven of the Local Partnerships had been reduced to zero.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2007 and 2006 for the Local Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Rental and other income	$ 607	$ 670	$ 1,933	$ 1,982

Expenses:
Operating expenses	305	386	1,170	1,137
Financial expenses	230	253	692	761
Depreciation and amortization	118	114	355	341
	653	753	2,217	2,239
Loss from continuing operations	$ (46)	$ (83)	$ (284)	$ (257)

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred for the nine months ended September 30, 2007 and 2006 was approximately $47,000 and $58,000, respectively.

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

On May 2, 2006, the Partnership sold its 99% limited partnership interest in 300 Broadway Associates, which owned the property, Jenks School, to an unrelated third party for approximately $3,200,000. The Partnership recognized a gain on sale of Local Partnership interest of approximately $3,098,000 during the nine months ended September 30, 2006.  Subsequent to September 30, 2007 the Partnership distributed $2,800,000 or $245.18 per limited partnership interest to its limited partners from the proceeds received during 2006.

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

As of September 30, 2007, the Partnership had cash and cash equivalents of approximately $4,265,000. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates.  Interest income earned during the nine months ended September 30, 2007 and 2006 was approximately $164,000 and $85,000, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At September 30, 2007, the Partnership has investments in seven Local Partnerships, all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the nine months ended September 30, 2007 or 2006.  The Partnership did not receive any distributions from Local Partnerships during the nine months ended September 30, 2007 or 2006.

On May 2, 2006, the Partnership sold its 99% limited partnership interest in 300 Broadway Associates, which owned the property, Jenks School, to an unrelated third party for approximately $3,200,000. The Partnership recognized a gain on sale of Local Partnership interest of approximately $3,098,000 during the nine months ended September 30, 2006.

At September 30, 2007, the investment balance in all seven of the Local Partnerships had been reduced to zero.

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.  The increase in interest income for the nine months ended September 30, 2007 is due to an increase in interest rates and the amount of cash available for investment. Cash available for investment increased due to the Partnership’s receipt of proceeds from the sale of its limited partnership interest in one of the Local Partnerships during the second quarter of 2006.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnerships at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $16,000 and $47,000 for the three months ended September 30, 2007 and 2006, respectively, and $19,000 and $58,000 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in annual management fees is the result of the sale of the Partnership’s interest in one Local Partnership during 2006.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $36,000 and $45,000 for the nine months ended September 30, 2007 and 2006, respectively and approximately $8,000 and $9,000 for the three months ended September 30, 2007 and 2006, respectively. The decrease in legal and accounting fees for both periods is due to a decrease in audit fees and legal expenses associated with normal partnership operations. General and administrative expenses were approximately $10,000 for both of the nine months ended September 30, 2007 and 2006, respectively and approximately $4,000 and $2,000 for the three months ended September 30, 2007 and 2006, respectively.

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

Other

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units as of September 30, 2007.  A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At September 30, 2007, the Partnership holds variable interests in seven VIEs for which the Partnership is not the primary beneficiary.  These seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 458 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED III

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 7, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 7, 2007	By: /s/Stephen B. Waters
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