Form 10-Q
period 2008-09-30
REAL ESTATE ASSOCIATES LTD III
filed 2008-11-13
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended September 30, 2008

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

(864) 239-1000

(Registrant’s telephone number, including area code)

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

 (in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS

Investments in Local Partnerships (Note 2)	$ --	$ --
Cash and cash equivalents	1,389	1,467
Receivable – limited partners	15	15
Total assets	$ 1,404	$ 1,482

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 33	$ 32

Contingencies (Note 4)

Partners' (deficiency) capital:
General partners	(113)	(112)
Limited partners	1,484	1,562
	1,371	1,450
Total liabilities and partners' (deficiency)
capital	$ 1,404	$ 1,482

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Interest income	$ 5	$ 55	$ 29	$ 164

Operating expenses:
Management fee – corporate general
partner (Note 3)	16	16	47	47
General and administrative	3	4	11	10
Legal and accounting	14	8	40	36
Total operating expenses	33	28	98	93

(Loss) income from partnership operations	(28)	27	(69)	71
Advances made to Local Partnership
recognized as expense (Note 2)	--	--	(10)	--

Net (loss) income	$ (28)	$ 27	$ (79)	$ 71

Net (loss) income allocated to general
partners (1%)	$ --	$ --	$ (1)	$ 1
Net (loss) income allocated to limited
partners (99%)	(28)	27	(78)	70

	$ (28)	$ 27	$ (79)	$ 71
Net (loss) income per limited
partnership interest (Note 1)	$ (2.45)	$ 2.36	$ (6.83)	$ 6.13

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		11,420

Partners' (deficiency) capital,
December 31, 2007	$ (112)	$ 1,562	$1,450

Net loss for the nine months
ended September 30, 2008	(1)	(78)	(79)

Partners' (deficiency) capital,
September 30, 2008	$ (113)	$ 1,484	$1,371

Percentage interest at
September 30, 2008	1%	99%	100%

(A)   Consists of 5,710 limited partnership units (the “Units”) or (11,420 limited partnership interests) at both September 30, 2008 and December 31, 2007. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (79)	$ 71
Adjustments to reconcile net (loss) income to net cash
(used in) provided byoperating activities:
Advances made to local partnerships recognized as expense	10	--
Change in accounts:
Receivable – limited partners	--	(7)
Accounts payable and accrued expenses	1	(12)
Net cash (used in) provided by operating activities	(68)	52

Cash flows used in investing activities:
Advances to local partnerships	(10)	--

Net (decrease) increase in cash and cash equivalents	(78)	52
Cash and cash equivalents, beginning of period	1,467	4,213

Cash and cash equivalents, end of period	$ 1,389	$ 4,265

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008 and the results of operations and changes in cash flows for the three and nine months ended September 30, 2008 and 2007, respectively.

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

At September 30, 2008 and December 31, 2007, the Partnership holds variable interests in seven VIEs for which the Partnership is not the primary beneficiary.  The seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 458 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in Local Partnerships

As of September 30, 2008 and December 31, 2007, the Partnership holds limited partnership interests in seven Local Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates (“REA”). NAPICO is also a general partner in REA. The Local Partnerships own residential low income rental projects consisting of 458 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At September 30, 2008 and December 31, 2007, the investment balance in all seven of the Local Partnerships had been reduced to zero.

Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in limited partnerships.  Advances made to Local Partnerships in which the investment balance has been reduced to zero are charged to expense.  During the nine months ended September 30, 2008, the Partnership advanced to one Local Partnership approximately $10,000. During the nine months ended September 30, 2008 the Partnership recognized approximately $10,000 as expense for advances. There were no advances to Local Partnerships during the nine months ended September 30, 2007.

The following are unaudited condensed combined estimated statements of operations for the nine months ended September 30, 2008 and 2007 for the Local Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Rental and other income	$ 633	$ 607	$ 1,926	$ 1,933

Expenses:
Operating expenses	320	305	1,029	1,170
Financial expenses	229	230	687	692
Depreciation and amortization	117	118	349	355
	666	653	2,065	2,217
Loss from continuing operations	$ (33)	$ (46)	$ (139)	$ (284)

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates is the local operating general partner for two of the Local Partnerships included above.

During the nine months ended September 30, 2008 the Partnership was notified that the lender of one of the Local Partnerships, Westgate Apartments, Ltd., had posted a notice of foreclosure sale on the property held by Westgate Apartments, Ltd. On August 27, 2008, Westgate entered into a purchase and sale contract with a third party to sell Westgate Apartments for a total sales price of approximately $703,250. The sale is expected to close on December 15, 2008. Although the sales price is less than the outstanding debt on the property, the lender has indicated that it will accept a discounted payoff. Assuming the sale of the property to the Purchaser continues to proceed toward a closing, it is expected that the lender will postpone the foreclosure sale further to allow time for the sale to close.  The Partnership had no remaining investment balance in Westgate at September 30, 2008 or December 31, 2007.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred for both of the nine months ended September 30, 2008 and 2007 was approximately $47,000.

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

As of September 30, 2008 and December 31, 2007, the Partnership had cash and cash equivalents of approximately $1,389,000 and $1,467,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates.  Interest income earned during the nine months ended September 30, 2008 and 2007 was approximately $29,000 and $164,000, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At September 30, 2008, the Partnership has investments in seven Local Partnerships, all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the nine months ended September 30, 2008 or 2007.  The Partnership did not receive any distributions from Local Partnerships during the nine months ended September 30, 2008 or 2007.

At September 30, 2008, the investment balance in all seven of the Local Partnerships had been reduced to zero.

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships.  The decrease in interest income for the nine months ended September 30, 2008 is due to a decrease in the amount of cash available for investment and a decrease in interest rates. Cash available for investment decreased due to the Partnership’s distribution of proceeds in the fourth quarter of 2007 from the sale of its limited partnership interest in one of the Local Partnerships during the second quarter of 2006.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $47,000 for both of the nine months ended September 30, 2008 and 2007.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $40,000 and $36,000 for the nine months ended September 30, 2008 and 2007, respectively and approximately $14,000 and $8,000 for the three months ended September 30, 2008 and 2007, respectively. The increase in legal and accounting expense for both the three and nine months ended September 30, 2008 is due to an increase in costs associated with the annual audit of the Partnership. General and administrative expenses were approximately $11,000 and $10,000 for the nine months ended September 30, 2008 and 2007, respectively, and approximately $3,000 and $4,000 for the three months ended September 30, 2008 and 2007, respectively.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership's investment in the Local Partnerships.  Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense.  During the nine months ended September 30, 2008, approximately $10,000 of such advances were recognized as expense. There were no advances for the nine months ended September 30, 2007.

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

Other

AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units as of September 30, 2008.  A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

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

At September 30, 2008 and December 31, 2007, the Partnership holds variable interests in seven VIEs for which the Partnership is not the primary beneficiary.  The seven VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of seven apartment properties with a total of 458 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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