Form 10-K
period 2008-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2009-03-31
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

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

Registrant's telephone number, (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

Item 1.       Business

Real Estate Associates Limited III (“REAL III” or the “Partnership”) is a limited partnership which was formed under the laws of the State of California on July 25, 1980.  On January 5, 1981, REAL III offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by E.F. Hutton Inc. REAL III received $14,320,000 in subscriptions for units of Limited Partnership Interests (at $5,000 per unit) during the period March 31, 1981 to October 30, 1981, pursuant to a registration statement on Form S-11.  As of March 10, 1982, REAL III received an additional $14,320,000 in subscriptions pursuant to the exercise of warrants and the sale of Additional Limited Partnership Interests. Since these two transactions, REAL III has not received, nor are limited partners required to make, additional capital contributions. The Partnership shall be dissolved only upon the expiration of 52 complete calendar years (December 31, 2032) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership agreement.

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

REAL III holds limited partnership interests in six local partnerships (the “Local Partnerships”) as of December 31, 2008, and a general partner interest in Real Estate Associates (“REA”). The general partners of REA are REAL III and NAPICO.  During the year ended December 31, 2008, one Local Partnership sold its investment property.  During the year ended December 31, 2006, the Partnership sold its interest in one Local Partnership. During the year ended December 31, 2005, one Local Partnership sold its investment property. During the years ended December 31, 2003 and 2002, the Partnership sold its interest in two and one Local Partnerships, respectively. In December 1998, the Partnership sold its interest in 20 Local Partnerships. Each of the remaining Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Government housing regulations may limit the opportunities at the properties owned by the Local Partnerships.

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

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Partnerships’ properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that the Local Partnerships’ properties are substantially in compliance with present requirements, the Local Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties

During 2008, the projects in which REAL III had invested were substantially rented.  The following is a schedule of the status as of December 31, 2008, of the projects owned by Local Partnerships in which REAL III is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH REAL III HAS AN INVESTMENT

DECEMBER 31, 2008

			Units
			Authorized
			For Rental
		Financed	Assistance Under
		Insured	Section 8	Percentage of	Percentage of
		And	Or Other Rent	Total Units	Total Units
	No. of	Subsidized	Supplement	Occupied	Occupied
Name and Location	Units

Under

			Program	2008	2007

Lakeside Apts.	32	(B)	21	85%	91%
Stuart, FL

Ramblewood Apts.	64	(B)	13	83%	87%
Fort Payne, AL

Santa Maria Apts.	86	(B)	86	98%	100%
San German, Puerto Rico

Village Apts.	51	(B)	50	98%	97%
La Follette, TN

Vincente Geigel	80	(B)	80	100%	99%
Polanco Apts
Isabela, Puerto Rico

Vista De Jagueyes
Aguas Buenas, Puerto Rico	73	(A)	73	100%	100%

TOTALS	386		323

(A)   The mortgage is insured by FHA under the provisions of Section 221(d)(3) of the National Housing Act.

(B)   The mortgage is insured by USDA, Rural Development.

On December 10, 2008 one of the Local Partnerships, Westgate Apartments, Ltd., sold its investment property to a third party for approximately $703,000. The mortgage lender had commenced a foreclosure of the investment property owned by Westgate Apartments, Ltd. Although the sales price was less than the outstanding debt on the property, the lender accepted a discounted payoff. After payment to the lender and closing costs there were no sale proceeds available for distribution. The Partnership had no remaining investment balance in Westgate Apartments, Ltd. at December 31, 2008 or 2007.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2008.

	REAL III	Original Cost
	Percentage	of Ownership	Mortgage
Partnership

Interest

		Interest	Note

		(in thousands)	(in thousands)
Alabama Properties Ltd. V	99%	$ 205	$ 1,387
Village Apartment Ltd.	98%	210	1,370
Lakeside Apartments Ltd.	95%	65	866
Santa Maria Limited Dividend
Partnership Assoc.	99%	420	2,407
Marina Del Rey Limited
Dividend Partnership Assoc.	99%	395	2,317
VistaHousing Assoc. L.P.	98%	445	2,574
		$ 1,740	$10,921

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matter was submitted to a vote of unitholders through the solicitation of proxies or otherwise.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2008, there were 1,836 registered holders of units in REAL III owning a total of 5,710 limited partnership units (or 11,420 limited partnership interests). The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.  A distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989.  This represented the proceeds from the sale of one of the Partnership's real estate investments.  In March 1999, the Partnership made distributions of $6,881,025 to the limited partners and $69,506 to the general partners, which included using proceeds from the sale of the partnership interests. In 2001, the Partnership paid a distribution of $3,000,000 to the limited partners. In 2003, the Partnership made distributions of approximately $1,295,000 to the limited partners, which involved using proceeds from the sale of partnership interests of approximately $210,000 and excess reserves of approximately $1,085,000 to the limited partners. In October 2007, the Partnership made distributions of approximately $2,800,000 (or $245.18 per unit) to the limited partners from the proceeds of the sale of the Partnership’s interest in 300 Broadway Associates.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this document.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. During the year ended December 31, 2007 the Partnership distributed approximately $2,800,000 to its limited partners from the 2006 sale of the Partnership’s interest in 300 Broadway Associates.  There were no distributions made during the year ended December 31, 2008.

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

As of December 31, 2008 and 2007 the Partnership had cash and cash equivalents of approximately $1,356,000 and $1,467,000, respectively.  Cash and cash equivalents are on deposit with a financial institution, earning interest at market rates.  Interest income earned during the years ended December 31, 2008 and 2007 was approximately $33,000 and $199,000, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2008, the Partnership has investments in six Local Partnerships, all of which own housing projects that were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the years ended December 31, 2008 and 2007. The Partnership did not receive any distributions from Local Partnerships during the years ended December 31, 2008 or 2007.

On December 10, 2008 one of the Local Partnerships, Westgate Apartments, Ltd., sold its investment property to a third party for approximately $703,000. The mortgage lender had commenced a foreclosure of the investment property owned by Westgate Apartments, Ltd. Although the sales price was less than the outstanding debt on the property, the lender accepted a discounted payoff. After payment to the lender and closing costs there were no sale proceeds available for distribution. The Partnership had no remaining investment balance in Westgate Apartments, Ltd. at December 31, 2008 or 2007.

At December 31, 2008, the investment balance in all six of the Local Partnerships had been reduced to zero.

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income earned during the years ended December 31, 2008 and 2007 was approximately $33,000 and $199,000, respectively.  The decrease in interest income for the year ended December 31, 2008 is due to a decrease in the amount of cash available for investment and a decrease in interest rates.  Cash available for investment decreased due to the Partnership’s distribution of proceeds during the year ended December 31, 2007 from the sale of its limited partnership interest in one of the Local Partnerships during the year ended December 31, 2006.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $62,000 for both of the years ended December 31, 2008 and 2007.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $54,000 and $50,000 for the years ended December 31, 2008 and 2007, respectively.  The increase in legal and accounting fees for the year ended December 31, 2008 is due to an increase in the cost of the annual audit of the Partnership. General and administrative expenses were approximately $14,000 and $16,000 for the years ended December 31, 2008 and 2007.  The decrease in general and administrative expenses for the year ended December 31, 2008 is due to a decrease in costs associated with communications to investors.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2008, approximately $15,000 of such advances were made to Local Partnerships and recognized as expense. There were no advances for the year ended December 31, 2007.

Total revenues for the Local Partnerships were approximately $2,496,000 and $2,464,000 for the years ended December 31, 2008 and 2007, respectively.

Total expenses for the Local Partnerships were approximately $2,668,000 and $2,609,000 for the years ended December 31, 2008 and 2007, respectively.

Total net loss for the Local Partnerships for 2008 totaled approximately $172,000, compared to total net loss of approximately $145,000 for 2007. The net loss allocated to the Partnership was approximately $170,000 and $143,000 for the years 2008 and 2007, respectively. However, none of the net loss for 2008 or 2007 was recognized by the Partnership as the investment balance had already been reduced to zero for all of the Local Partnerships.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a general partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments In Local Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2008, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  These six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 386 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2008. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Item 8. Financial Statements and Supplementary Data - Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

Item 8.     Financial Statements and Supplementary Data

REAL ESTATE ASSOCIATES LIMITED III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – For Years Ended December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited III

We have audited the accompanying balance sheets of Real Estate Associates Limited III as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2009

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

 (in thousands)

	December 31,
	2008	2007
ASSETS

Investments in Local Partnerships (Note 2)	$ --	$ --
Cash and cash equivalents	1,356	1,467
Receivable – limited partners	15	15
Total assets	$ 1,371	$ 1,482

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 33	$ 32

Contingencies (Note 6)

Partners' (deficiency) capital:
General partners	(113)	(112)
Limited partners	1,451	1,562
	1,338	1,450
Total liabilities and partners' (deficiency)
capital	$ 1,371	$ 1,482

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2008	2007
Revenues:
Interest income	$ 33	$ 199

Operating expenses:
Management fees – corporate general partner (Note 3)	62	62
General and administrative	14	16
Legal and accounting	54	50
Total operating expenses	130	128

(Loss) income from partnership operations	(97)	71
Advances made to local partnerships recognized as expense
(Note 2)	(15)	--

Net (loss) income	$ (112)	$ 71

Net (loss) income allocated to general partners (1%)	$ (1)	$ 1
Net (loss) income allocated to limited partners (99%)	(111)	70
	$ (112)	$ 71
Net (loss) income per limited partnership interest
(Note 1)	$ (9.72)	$ 6.13

Distribution per limited partnership interest	$ --	$ 245.18

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		11,420

Partners' (deficiency) capital,
December 31, 2006	$ (113)	$ 4,292	$ 4,179

Distributions to partners	--	(2,800)	(2,800)

Net income for the year ended
December 31, 2007	1	70	71

Partners' (deficiency) capital,
December 31, 2007	(112)	1,562	1,450

Net loss for the year ended
December 31, 2008	(1)	(111)	(112)

Partner’s (deficiency) capital,
December 31, 2008	$ (113)	$ 1,451	$ 1,338

(A)   Consists of 5,710 limited partnership units (the “Units”) (or 11,420 limited partnership interests) at December 31, 2008 and 2007, respectively. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$ (112)	$ 71
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
Advances made to local partnerships recognized
as expense	15	--
Change in accounts:
Receivable – limited partners	--	(7)
Accounts payable and accrued expenses	1	(10)
Net cash (used in) provided by operating
activities	(96)	54

Cash flows used in investing activities:
Advances to local partnerships	(15)	--

Cash flows used in financing activities:
Distribution to partners	--	(2,800)

Net decrease in cash and cash equivalents	(111)	(2,746)

Cash and cash equivalents, beginning of year	1,467	4,213

Cash and cash equivalents, end of year	$ 1,356	$ 1,467

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect.  The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2008 and 2007.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 11,420 for the years ended December 31, 2008 and 2007, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at both December 31, 2008 and 2007 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  There were no impairment losses recorded during the years ended December 31, 2008 and 2007, respectively.

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

At December 31, 2008, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  These six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 386 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2008. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

2.  Investments in Local Partnerships

As of December 31, 2008, the Partnership holds limited partnership interests in six Local Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates (“REA”).  NAPICO is also a general partner in REA.  The Local Partnerships own residential low income rental projects consisting of 386 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

On December 10, 2008 one of the Local Partnerships, Westgate Apartments, Ltd., sold its investment property to a third party for approximately $703,000. The mortgage lender had commenced a foreclosure of the investment property owned by Westgate Apartments, Ltd. Although the sales price was less than the outstanding debt on the property, the lender accepted a discounted payoff. After payment to the lender and closing costs there were no sale proceeds available for distribution. The Partnership had no remaining investment balance in Westgate Apartments, Ltd. at December 31, 2008 or 2007.

At December 31, 2008, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances made to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2008, approximately $15,000 of such advances were made to the Local Partnerships and recognized as expense. There were no advances for the year ended December 31, 2007.

Although the Partnership’s recorded value of its investments and its equity in losses/income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheets of the aforementioned Local Partnerships as of December 31, 2008 and 2007 and the unaudited condensed combined results of operations for each of the two years in the period ended December 31, 2008.

Condensed Combined Balance Sheet of the Local Partnerships
(in thousands)

	December 31,
	2008	2007
	(unaudited)	(unaudited)
		(Restated)
Assets
Land	$ 524	$ 524
Building and improvements, net of accumulated
depreciation of approximately $13,044 and
$12,646, respectively	2,169	2,506
Other assets	1,029	976
Total assets	$ 3,722	$ 4,006

Liabilities and Partners Deficit:
Liabilities:
Mortgage notes payable	$ 10,921	$ 11,070
Other liabilities	367	310
	11,288	11,380
Partners' deficit	(7,566)	(7,374)
Total Liabilities and Partners' Deficit	$ 3,722	$ 4,006

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	Years ended December 31,
	2008	2007
	(unaudited)	(unaudited)
		(Restated)

Rental and other income	$ 2,496	$ 2,464

Expenses:
Operating expenses	1,363	1,280
Financial expenses	899	912
Depreciation and amortization	406	417
Total expenses	2,668	2,609

Loss from continuing operations	$ (172)	$ (145)

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2007 amounts exclude the operations of Westgate Apartments, Ltd., for which the Local Partnership sold its investment property in December 2008.

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

3.  Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for each of the years ended December 31, 2008 and 2007 was approximately $62,000 for both years.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2008	2007
	(in thousands)

Net (loss) income per financial statements	$ (112)	$ 71
Other	3	--
Partnership's share of Local Partnerships	798	63
Income per tax return	$ 689	$ 134

Net income per limited partnership interest	$ 119.54	$ 23.19

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets:

December 31,

2008

2007

	(in thousands)	(in thousands)

Net assets as reported	$ 1,338	$ 1,450
Add (deduct):
Investment in Local Partnerships	(9,310)	(10,085)
Deferred offering expenses	3,896	3,896
Other	640	614
Net deficit – federal tax basis	$ (3,436)	$ (4,125)

5.    Real Estate and Accumulated Depreciation of Local Partnerships in which REAL III Has Invested(unaudited)

The following is an unaudited summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships in which REAL III has invested (in thousands-unaudited):

			Buildings
			And
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total(1)	Depreciation (1)	Construction

AlabamaProperties
Ltd. V	$ 1,387	$ 53	$ 2,222	$ 2,275	$ 1,586	1980-1981
Village Apartments
Ltd.	1,370	65	1,855	1,920	1,630	1981-1982
Lakeside Apts. Ltd.	866	72	1,040	1,112	888	1980-1981
Santa Maria Ltd.
Dividend
Partnership Assoc.	2,407	107	3,538	3,645	3,014	1981-1982
Marina Del Rey
Ltd. Dividend
Partnership Assoc.	2,317	124	3,181	3,305	2,648	1981-1982
VistaHousing Assoc.
L.P.	2,574	103	3,377	3,480	3,278	1981-1982
Totals	$10,921	$524	$15,213	$15,737	$13,044

 (1)  Reconciliation of real estate (unaudited)

	Years Ended December 31,
	2008	2007
	(in thousands)
Real Estate:
Balance at beginning of year	$ 15,676	$ 17,249
Improvements	70	109
Disposals of rental properties	(9)	(48)
Assets held for sale	--	(1,634)
Balance at end of year	$ 15,737	$ 15,676

Reconciliation of accumulated depreciation(unaudited)

	Years Ended December 31,
	2008	2007
	(in thousands)
Accumulated Depreciation:
Balance at beginning of year	$ 12,646	$ 13,420
Depreciation expense	406	465
Disposals of rental properties	(8)	(48)
Assets held for sale	--	(1,191)
Balance at end of year	$ 13,044	$ 12,646

6. Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

Name	Age	Position
David R. Robertson	43	President, Chief Executive Officer, Chief Financial Officer and Director
Harry G. Alcock	46	Executive Vice President and Director
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President - Securities and Debt;
		Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	37	Senior Vice President
Stephen B. Waters	47	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  In addition Mr. Robertson became the Chief Financial Officer of the Corporate General Partner and AIMCO in March 2009.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities. Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a privately held chain of specialty food stores that he founded.

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

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Steven D. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.   Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for each of the years ended December 31, 2008 and 2007 was approximately $62,000 for both years.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates is the local operating general partner for two of the Local Partnerships included above.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units at December 31, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $29,000 and $27,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $21,000 for both 2008 and 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2008 and 2007

Statements of Operations - Years Ended December 31, 2008 and 2007

Statements of Changes in Partners' (Deficiency) Capital - Years Ended December 31, 2008 and 2007

Statements of Cash Flows - Years Ended December 31, 2008 and 2007

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	President and Director	Date: March 31, 2009
David R. Robertson

/s/Harry G. Alcock	Executive Vice President	Date: March 31, 2009
Harry G. Alcock	and Director

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2009
Steven D. Cordes

/s/Stephen B. Waters	Vice President	Date: March 31, 2009
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