Form 10-Q
period 2009-06-30
REAL ESTATE ASSOCIATES LTD III
filed 2009-08-13
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

 (in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
ASSETS

Investments in Local Partnerships (Note 2)	$ --	$ --
Cash and cash equivalents	1,219	1,356
Receivable – limited partners	15	15
Total assets	$ 1,234	$ 1,371

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 21	$ 33

Contingencies (Note 5)

Partners' (deficiency) capital:
General partners	(114)	(113)
Limited partners	1,327	1,451
	1,213	1,338
Total liabilities and partners' (deficiency)
capital	$ 1,234	$ 1,371

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Interest income	$ --	$ 8	$ 1	$ 24

Operating expenses :
Management fees – corporate
general partner (Note 3)	14	16	28	31
General and administrative	2	3	6	8
Legal and accounting	13	13	26	26
Total operating expenses	29	32	60	65

Loss from partnership operations	(29)	(24)	(59)	(41)
Advances made to Local Partnerships
recognized as expense (Note 2)	(66)	(10)	(66)	(10)
Net loss	$ (95)	$ (34)	$ (125)	$ (51)

Net loss allocated to general
partners (1%)	$ (1)	$ --	$ (1)	$ (1)
Net loss allocated to limited
partners (99%)	(94)	(34)	(124)	(50)

	$ (95)	$ (34)	$ (125)	$ (51)
Net loss per limited partnership
interest (Note 1)	$ (8.23)	$ (2.98)	$ (10.86)	$ (4.38)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		11,420

Partners' (deficiency) capital,
December 31, 2008	$ (113)	$ 1,451	$ 1,338

Net loss for the six months
ended June 30, 2009	(1)	(124)	(125)

Partners' (deficiency) capital,
June 30, 2009	$ (114)	$ 1,327	$ 1,213

Percentage interest at
June 30, 2009	1%	99%	100%

(A)   Consists of 5,710 limited partnership units (the “Units”) or (11,420 limited partnership interests) at both June 30, 2009 and December 31, 2008. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (125)	$ (51)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances made to local partnerships recognized as expense	66	10
Change in accounts:
Accounts payable and accrued expenses	(12)	(11)
Net cash used in operating activities	(71)	(52)

Cash flows used in investing activity:
Advances to local partnerships	(66)	(10)

Net decrease in cash and cash equivalents	(137)	(62)

Cash and cash equivalents, beginning of period	1,356	1,467

Cash and cash equivalents, end of period	$ 1,219	$ 1,405

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009 and the results of operations and changes in cash flows for the six months ended June 30, 2009 and 2008, respectively.

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

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

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

At June 30, 2009 and December 31, 2008, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  The six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 386 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at June 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167, which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation.  SFAS No. 167 requires a company to perform an analysis to determine whether its variable interests gives it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, SFAS No. 167 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.  SFAS No. 167 requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership has not yet determined the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note 2 – Investments in Local Partnerships

As of June 30, 2009 and December 31, 2008, the Partnership holds limited partnership interests in six Local Partnerships. In addition, the Partnership holds a general partner interest in Real Estate Associates (“REA”). NAPICO is also a general partner in REA. The Local Partnerships own residential low income rental projects consisting of 386 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At June 30, 2009 and December 31, 2008, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2009, the Partnership advanced approximately $66,000 to two Local Partnerships for entity taxes. During the six months ended June 30, 2008, the Partnership advanced approximately $10,000 to one Local Partnership.  During the six months ended June 30, 2009 and 2008, the Partnership recognized approximately $66,000 and $10,000 as expense for advances, respectively.

The following are unaudited condensed combined estimated statements of operations for the six months ended June 30, 2009 and 2008 for the Local Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Rental and other income	$ 548	$ 567	$ 1,172	$ 1,183

Expenses:
Operating expenses	289	313	629	633
Financial expenses	225	228	450	456
Depreciation and amortization	101	104	203	208
	615	645	1,282	1,297
Loss from continuing operations	$ (67)	$ (78)	$ (110)	$ (114)

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the 2008 amounts have been restated to exclude the operations of Westgate Apartments, Ltd., for which the Local Partnership sold its investment property in December 2008.

On December 10, 2008 one of the Local Partnerships, Westgate Apartments, Ltd., sold its investment property to a third party for approximately $703,000. The mortgage lender had commenced a foreclosure of the investment property owned by Westgate Apartments, Ltd. Although the sales price was less than the outstanding debt on the property, the lender accepted a discounted payoff. After payment to the lender and closing costs there were no sale proceeds available for distribution. The Partnership had no remaining investment balance in Westgate Apartments, Ltd. at June 30, 2009 and December 31, 2008.

One Local Partnership, Lakeside Apartments, Ltd. (“Lakeside”), is currently marketing its investment property for sale. During May 2009, Lakeside entered into a sale contract with a third party for the sale of its investment property. Lakeside expects to close on this transaction during the fourth quarter of 2009. The Partnership has no investment balance remaining at June 30, 2009 and December 31, 2008 in Lakeside.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred for the six months ended June 30, 2009 and 2008 was approximately $28,000 and $31,000, respectively.

Note 4 – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2009, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value.

Note 5 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and , in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

As of June 30, 2009 and December 31, 2008, the Partnership had cash and cash equivalents of approximately $1,219,000 and $1,356,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates.  Interest income earned during the six months ended June 30, 2009 and 2008 was approximately $1,000 and $24,000, respectively.  The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2009, the Partnership has investments in six Local Partnerships, all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the six months ended June 30, 2009 or 2008.  The Partnership did not receive any distributions from Local Partnerships during the six months ended June 30, 2009 or 2008.

At June 30, 2009, the investment balance in all six of the Local Partnerships had been reduced to zero.

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Partnerships. Interest income earned during the six months ended June 30, 2009 and 2008 was approximately $1,000 and $24,000, respectively. The decrease in interest income for the six months ended June 30, 2009 is due primarily to a decrease in interest rates.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $28,000 and $31,000 for the six months ended June 30, 2009 and 2008, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $26,000 for both the six months ended June 30, 2009 and 2008 and approximately $13,000 for both the three months ended June 30, 2009 and 2008 respectively.  General and administrative expenses were approximately $6,000 and $8,000 for the six months ended June 30, 2009 and 2008, respectively, and approximately $2,000 and $3,000 for the three months ended June 30, 2009 and 2008, respectively.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2009, the Partnership advanced approximately $66,000 to two Local Partnerships for entity taxes. During the six months ended June 30, 2008, the Partnership advanced approximately $10,000 to one Local Partnership.  During the six months ended June 30, 2009 and 2008, the Partnership recognized approximately $66,000 and $10,000 as expense for advances, respectively.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units as of June 30, 2009.  A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2009 and December 31, 2008, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  The six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 386 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at June 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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