Form 10-Q
period 2009-09-30
REAL ESTATE ASSOCIATES LTD III
filed 2009-11-16
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

 (in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
ASSETS

Investments in Local Partnerships (Note 2)	$ --	$ --
Cash and cash equivalents	1,184	1,356
Receivable – limited partners	15	15
Total assets	$ 1,199	$ 1,371

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 26	$ 33
Accrued fees due to Corporate General Partner
(Note 3)	5	--
	31	33

Contingencies (Note 5)

Partners' (deficiency) capital:
General partners	(115)	(113)
Limited partners	1,283	1,451
	1,168	1,338
Total liabilities and partners'
(deficiency) capital	$ 1,199	$ 1,371

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

 (Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Interest income	$ --	$ 5	$ 1	$ 29

Operating expenses:
Management fee – Corporate General
Partner (Note 3)	14	16	42	47
General and administrative	4	3	10	11
Legal and accounting	27	14	53	40
Total operating expenses	45	33	105	98

Loss from partnership operations	(45)	(28)	(104)	(69)
Advances made to Local Partnerships
recognized as expense (Note 2)	--	--	(66)	(10)

Net loss	$ (45)	$ (28)	$ (170)	$ (79)

Net loss allocated to general
partners (1%)	$ (1)	$ --	$ (2)	$ (1)
Net loss allocated to limited
partners (99%)	(44)	(28)	(168)	(78)

	$ (45)	$ (28)	$ (170)	$ (79)
Net loss per limited partnership
interest (Note 1)	$ (3.85)	$ (2.45)	$ (14.71)	$ (6.83)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		11,420

Partners' (deficiency) capital,
December 31, 2008	$ (113)	$ 1,451	$1,338

Net loss for the nine months
ended September 30, 2009	(2)	(168)	(170)

Partners' (deficiency) capital,
September 30, 2009	$ (115)	$ 1,283	$1,168

Percentage interest at
September 30, 2009	1%	99%	100%

(A)   Consists of 5,710 limited partnership units (the “Units”) or (11,420 limited partnership interests) at both September 30, 2009 and December 31, 2008. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

 (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (170)	$ (79)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances made to Local Partnerships recognized as
expense	66	10
Change in accounts:
Accrued fees due to Corporate General Partner	5	--
Accounts payable and accrued expenses	(7)	1
Net cash used in operating activities	(106)	(68)

Cash flows used in investing activities:
Advances to Local Partnerships	(66)	(10)

Net decrease in cash and cash equivalents	(172)	(78)
Cash and cash equivalents, beginning of period	1,356	1,467

Cash and cash equivalents, end of period	$ 1,184	$ 1,389

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of September 30, 2009 and the results of operations and changes in cash flows for the nine months ended September 30, 2009 and 2008, respectively.

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

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Method of Accounting for Investment in Local Partnerships

The investment in local limited partnerships (the “Local Partnerships”) is accounted for on the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 11,420 for the three and nine months ended September 30, 2009 and 2008, respectively.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  The six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 386 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provision of financial support in the future may require the Partnership to consolidate a VIE.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

In June 2009, the FASB issued SFAS 167 - Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. This statement will be effective for the Partnership in 2010. Early adoption is prohibited.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnership’s financial statements.  As of September 30, 2009, SFAS 167 had not been added to the FASB ASC.

Note 2 – Investments in Local Partnerships

As of September 30, 2009 and December 31, 2008, the Partnership holds limited partnership interests in six Local Partnerships. The Local Partnerships own residential low income rental projects consisting of 386 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At September 30, 2009 and December 31, 2008, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2009, the Partnership advanced approximately $66,000 to two Local Partnerships for entity taxes. During the nine months ended September 30, 2008, the Partnership advanced approximately $10,000 to one Local Partnership for entity taxes.  During the nine months ended September 30, 2009 and 2008, the Partnership recognized approximately $66,000 and $10,000 as expense for advances, respectively.

The following are unaudited condensed combined estimated statements of operations for the nine months ended September 30, 2009 and 2008 for the Local Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Rental and other income	$ 611	$ 581	$ 1,783	$ 1,764

Expenses:
Operating expenses	366	276	995	909
Financial expenses	224	228	674	684
Depreciation and
amortization	102	105	305	313
	692	609	1,974	1,906
Loss from continuing
operations	$ (81)	$ (28)	$ (191)	$ (142)

The 2008 amounts have been restated to exclude the operations of Westgate Apartments, Ltd., for which the Local Partnership sold its investment property in December 2008.

On December 10, 2008 one of the Local Partnerships, Westgate Apartments, Ltd., sold its investment property to a third party for approximately $703,000. The mortgage lender had commenced a foreclosure of the investment property owned by Westgate Apartments, Ltd. Although the sale price was less than the outstanding debt on the property, the lender accepted a discounted payoff. After payment to the lender and closing costs there were no sale proceeds available for distribution. The Partnership had no remaining investment balance in Westgate Apartments, Ltd. at September 30, 2009 and December 31, 2008.

One Local Partnership, Lakeside Apartments, Ltd. (“Lakeside”), is currently marketing its investment property for sale. During May 2009, Lakeside entered into a sale contract with a third party for the sale of its investment property. Subsequent to September 30, 2009, this sale contract was terminated. The Local Partnership is continuing to market its investment property for sale. The Partnership has no investment balance remaining at September 30, 2009 and December 31, 2008 in Lakeside.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of the year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred for the nine months ended September 30, 2009 and 2008 was approximately $42,000 and $47,000, respectively. At September 30, 2009, the Partnership owed NAPICO approximately $5,000 for management fees and this amount is included in accrued fees due to Corporate General Partner. No such amounts were owed at December 31, 2008.

Note 4 – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2009, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership's primary source of funds is the receipt of distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

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

As of September 30, 2009 and December 31, 2008, the Partnership had cash and cash equivalents of approximately $1,184,000 and $1,356,000, respectively. The decrease in cash and cash equivalents of approximately $172,000 is due to approximately $106,000 and $66,000 of cash used in operating and investing activities, respectively. Cash used in investing activities consisted of advances made to Local Partnerships.

Results of Operations

At September 30, 2009, the Partnership has investments in six Local Partnerships, all of which own housing projects that were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the nine months ended September 30, 2009 or 2008.  The Partnership did not receive any distributions from Local Partnerships during the nine months ended September 30, 2009 or 2008.

At September 30, 2009, the investment balance in all six of the Local Partnerships had been reduced to zero.

Partnership revenues consist primarily of interest income. Interest income earned during the nine months ended September 30, 2009 and 2008 was approximately $1,000 and $29,000, respectively. The decrease in interest income for the nine months ended September 30, 2009 is due to a decrease in interest rates.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $42,000 and $47,000 for the nine months ended September 30, 2009 and 2008, respectively.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $53,000 and $40,000 for the nine months ended September 30, 2009 and 2008, respectively, and approximately $27,000 and $14,000 for the three months ended September 30, 2009 and 2008, respectively. The increase in legal and accounting fees for both the three and nine months ended September 30, 2009 is due primarily to legal services rendered in regard to the potential sale of Lakeside Apartments. General and administrative expenses were approximately $10,000 and $11,000 for the nine months ended September 30, 2009 and 2008, respectively, and approximately $4,000 and $3,000 for the three months ended September 30, 2009 and 2008, respectively.

One Local Partnership, Lakeside Apartments, Ltd. (“Lakeside”), is currently marketing its investment property for sale. During May 2009, Lakeside entered into a sale contract with a third party for the sale of its investment property. Subsequent to September 30, 2009, this sale contract was terminated. The Local Partnership is continuing to market its investment property for sale. The Partnership has no investment balance remaining at September 30, 2009 and December 31, 2008 in Lakeside.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2009, the Partnership advanced approximately $66,000 to two Local Partnerships for entity taxes. During the nine months ended September 30, 2008, the Partnership advanced approximately $10,000 to one Local Partnership for entity taxes.  During the nine months ended September 30, 2009 and 2008, the Partnership recognized approximately $66,000 and $10,000 as expense for advances, respectively.

The Partnership, as a limited partner in the Local Partnerships in which it has invested, is subject to the risks incident to the management and ownership of improved real estate.  The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation, which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.62% of the outstanding Units as of September 30, 2009.  A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At September 30, 2009 and December 31, 2008, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  The six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 386 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provision of financial support in the future may require the Partnership to consolidate a VIE.

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

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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