Form 10-K
period 2009-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2010-03-31
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The general partners of REAL III are National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”), a California Corporation, and National Partnership Investment Associates (“NAPIA”), a limited partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The business of REAL III is conducted primarily by NAPICO.

REAL III holds limited partnership interests in six local partnerships (the “Local Partnerships”) as of December 31, 2009.  During the year ended December 31, 2008, one Local Partnership sold its investment property.  During the year ended December 31, 2006, the Partnership sold its interest in one Local Partnership. During the year ended December 31, 2005, one Local Partnership sold its investment property. During the years ended December 31, 2003 and 2002, the Partnership sold its interest in two and one Local Partnerships, respectively. In December 1998, the Partnership sold its interest in 20 Local Partnerships. Each of the remaining six Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Item 2.     Properties

During 2009, the projects in which REAL III had invested were substantially rented except for Lakeside Apartments and Ramblewood Apartments. The decrease in occupancy for Lakeside Apartments is due to the difficulty in renting the apartment units which do not receive full subsidies. The decrease in occupancy for Ramblewood Apartments is primarily due to the rural location of the property as well as the increase in unemployment in the area.  The following is a schedule of the status as of December 31, 2009, of the projects owned by Local Partnerships in which REAL III is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH REAL III HAS AN INVESTMENT

DECEMBER 31, 2009

			Units
			Authorized
			For Rental
		Financed	Assistance Under
		Insured	Section 8	Percentage of	Percentage of
		And	Or Other Rent	Total Units	Total Units
	No. of	Subsidized	Supplement	Occupied	Occupied
Name and Location	Units

Under

			Program	2009	2008

Lakeside Apts.	32	(B)	21	79%	85%
Stuart, FL

Ramblewood Apts.	64	(B)	13	69%	83%
Fort Payne, AL

Santa Maria Apts.	86	(B)	86	99%	98%
San German, Puerto Rico

Village Apts.	51	(B)	50	97%	98%
La Follette, TN

Vincente Geigel	80	(B)	80	100%	100%
Polanco Apts
Isabela, Puerto Rico

Vista De Jagueyes
Aguas Buenas, Puerto Rico	73	(A)	73	100%	100%

TOTALS	386		323

(A)   The mortgage is insured by FHA under the provisions of Section 221(d)(3) of the National Housing Act.

(B)   The mortgage is insured by USDA, Rural Development.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2009.

	REAL III	Original Cost
	Percentage	of Ownership	Mortgage
Partnership

Interest

		Interest	Note
		(in thousands)	(in thousands)
Alabama Properties Ltd. V	99%	$ 205	$ 1,372
Village Apartment Ltd.	98%	210	1,342
Lakeside Apartments Ltd.	95%	65	856
Santa Maria Limited Dividend
Partnership Assoc.	99%	420	2,343
Marina Del Rey Limited
Dividend Partnership Assoc.	99%	395	2,277
VistaHousing Assoc. L.P.	98%	445	2,543
		$ 1,740	$10,733

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

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2009, there were 1,831 registered holders of units in REAL III owning a total of 5,699 limited partnership units (or 11,398 limited partnership interests). The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.  A distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989.  This represented the proceeds from the sale of one of the Partnership's real estate investments.  In March 1999, the Partnership made distributions of $6,881,025 to the limited partners and $69,506 to the general partners, which included using proceeds from the sale of the partnership interests. In 2001, the Partnership paid a distribution of $3,000,000 to the limited partners. In 2003, the Partnership made distributions of approximately $1,295,000 to the limited partners, which involved using proceeds from the sale of partnership interests of approximately $210,000 and excess reserves of approximately $1,085,000 to the limited partners. In October 2007, the Partnership made distributions of approximately $2,800,000 (or $245.18 per unit) to the limited partners from the proceeds of the sale of the Partnership’s interest in 300 Broadway Associates. In December 2009, the Partnership made distributions of approximately $500,000 (or $43.78 per unit) to the limited partners from excess reserves.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.63% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this document.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds includes the receipt of distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership.

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

As of December 31, 2009 and 2008 the Partnership had cash and cash equivalents of approximately $672,000 and $1,356,000, respectively. The decrease in cash and cash equivalents of approximately $684,000 is due to approximately $118,000, $66,000 and $500,000 of cash used in operating, investing and financing activities, respectively.  Cash used in investing activities consisted of advances made to Local Partnerships.  Cash used in financing activities consisted of distribution of excess reserves to the limited partners.

Results of Operations

At December 31, 2009, the Partnership has investments in six Local Partnerships, all of which own housing projects that were substantially rented except for Lakeside Apartments and Ramblewood Apartments. The decrease in occupancy for Lakeside Apartments is due to the difficulty in renting the apartment units which do not receive full subsidies. The decrease in occupancy for Ramblewood Apartments is primarily due to the rural location of the property as well as the increase in unemployment in the area. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the years ended December 31, 2009 and 2008. The Partnership did not receive any distributions from Local Partnerships during the years ended December 31, 2009 or 2008.

On December 10, 2008 one of the Local Partnerships, Westgate Apartments, Ltd., sold its investment property to a third party for approximately $703,000. The mortgage lender had commenced a foreclosure of the investment property owned by Westgate Apartments, Ltd. Although the sales price was less than the outstanding debt on the property, the lender accepted a discounted payoff. After payment to the lender and closing costs there were no sale proceeds available for distribution. The Partnership had no remaining investment balance in Westgate Apartments, Ltd. at December 31, 2008.

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. and Marina Del Rey Limited Dividend Partnership Assoc., are currently marketing their properties for sale. The Partnership has no investment balances remaining at December 31, 2009 and 2008 in these two Local Partnerships.

At December 31, 2009, the investment balance in all six of the Local Partnerships had been reduced to zero.

Partnership revenues consist primarily of interest income. Interest income earned during the years ended December 31, 2009 and 2008 was approximately $1,000 and $33,000, respectively.  The decrease in interest income for the year ended December 31, 2009 is due to a decrease in the amount of cash available for investment and a decrease in interest rates.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $55,000 and $62,000 for the years ended December 31, 2009 and 2008, respectively. The decrease in management fees for the year ended December 31, 2009 is due to the 2008 sale of the investment property owned by Westgate Apartments, Ltd.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $67,000 and $54,000 for the years ended December 31, 2009 and 2008, respectively.  The increase in legal and accounting fees for the year ended December 31, 2009 is due primarily to legal services rendered during the third quarter of 2009 in regard to the potential sale of Lakeside Apartments. During the fourth quarter of 2009, the sale contract was terminated and the Local Partnership is no longer marketing its investment property for sale. General and administrative expenses were approximately $26,000 and $14,000 for the years ended December 31, 2009 and 2008.  The increase in general and administrative expenses for the year ended December 31, 2009 is due primarily to the payment of California franchise tax obligations related to the years 1996 through 2000.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2009, the Partnership advanced approximately $66,000 to two Local Partnerships, Santa Maria Ltd. and Westgate Apartments, for entity taxes. During the year ended December 31, 2008, the Partnership advanced approximately $10,000 to one Local Partnership, Santa Maria Ltd., for entity taxes and approximately $5,000 to another Local Partnership, Village Apartments, for legal expenses. While not obligated to make advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. During the years ended December 31, 2009 and 2008, the Partnership recognized approximately $66,000 and $15,000 as expense for advances, respectively.

Total revenues for the Local Partnerships were approximately $2,515,000 and $2,496,000 for the years ended December 31, 2009 and 2008, respectively.

Total expenses for the Local Partnerships were approximately $2,568,000 and $2,668,000 for the years ended December 31, 2009 and 2008, respectively.

Total net loss for the Local Partnerships for 2009 totaled approximately $53,000, compared to total net loss of approximately $172,000 for 2008. The net loss allocated to the Partnership was approximately $52,000 and $170,000 for the years 2009 and 2008, respectively. However, none of the net loss for 2009 or 2008 was recognized by the Partnership as the investment balance had already been reduced to zero for all of the Local Partnerships.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.63% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  The Partnership and the general partner of each Local Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Partnerships is to conduct a business that is uniquely complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships.

The six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 386 units at December 31, 2009. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2009 and 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provision of financial support in the future may require the Partnership to consolidate a VIE.

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

Item 8.     Financial Statements and Supplementary Data

REAL ESTATE ASSOCIATES LIMITED III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited III

We have audited the accompanying balance sheets of Real Estate Associates Limited III as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U. S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2010

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

 (in thousands)

	December 31,
	2009	2008
ASSETS

Investments in Local Partnerships (Note 2)	$ --	$ --
Cash and cash equivalents	672	1,356
Receivable – limited partners	--	15
Total assets	$ 672	$ 1,371

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 47	$ 33

Contingencies (Note 6)

Partners' (deficiency) capital:
General partners	(115)	(113)
Limited partners	740	1,451
	625	1,338
Total liabilities and partners' (deficiency)
capital	$ 672	$ 1,371

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2009	2008
Revenues:
Interest income	$ 1	$ 33

Operating expenses:
Management fees – Corporate General Partner (Note 3)	55	62
General and administrative	26	14
Legal and accounting	67	54
Total operating expenses	148	130

Loss from partnership operations	(147)	(97)
Advances made to Local Partnerships recognized as
expense (Note 2)	(66)	(15)

Net loss	$ (213)	$ (112)

Net loss allocated to general partners (1%)	$ (2)	$ (1)
Net loss allocated to limited partners (99%)	(211)	(111)
	$ (213)	$ (112)

Net loss per limited partnership interest (Note 1)	$ (18.48)	$ (9.72)

Distribution per limited partnership interest (Note 1)	$ 43.78	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		11,398

Partners' (deficiency) capital,
December 31, 2007	$ (112)	$ 1,562	$ 1,450

Net loss for the year ended
December 31, 2008	(1)	(111)	(112)

Partners' (deficiency) capital,
December 31, 2008	(113)	1,451	1,338

Distributions to partners	--	(500)	(500)

Net loss for the year ended
December 31, 2009	(2)	(211)	(213)

Partners’ (deficiency) capital,
December 31, 2009	$ (115)	$ 740	$ 625

(A)   Consists of 5,699 and 5,710 limited partnership units (the “Units”) (or 11,398 and 11,420 limited partnership interests) at December 31, 2009 and 2008, respectively. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$ (213)	$ (112)
Adjustments to reconcile net loss to net cash used
in operating activities:
Advances made to Local Partnerships recognized
as expense	66	15
Change in accounts:
Receivable – limited partners	15	--
Accounts payable and accrued expenses	14	1
Net cash used in operating activities	(118)	(96)

Cash flows used in investing activities:
Advances to Local Partnerships	(66)	(15)

Cash flows used in financing activities:
Distribution to partners	(500)	--

Net decrease in cash and cash equivalents	(684)	(111)

Cash and cash equivalents, beginning of year	1,356	1,467

Cash and cash equivalents, end of year	$ 672	$ 1,356

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

1.  Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited III (the “Partnership”, or “Registrant”) was formed under the California Limited Partnership Act on July 25, 1980.  The Partnership was formed to invest either directly or indirectly in other partnerships which own and operate primarily federal, state and local government-assisted housing projects.  The general partners are National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”), a California Corporation, and National Partnership Investment Associates (“NAPIA”) a limited partnership.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The business of the Partnership is conducted primarily by NAPICO.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect.  The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2009 and 2008.

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Abandoned Units

During the year ended December 31, 2009, the number of limited partnership interests decreased by 22 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year. There were no interests abandoned during 2008.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

In June 2009, the FASB issued SFAS No. 167 - Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. The Partnership will adopt SFAS 167 effective January 1, 2010. The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnership’s financial statements.  As of December 31, 2009, SFAS 167 had not been added to the FASB ASC.

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

Net Loss and Distributions Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. Distributions per limited partnership interest for the year ended December 31, 2009 was computed by dividing the limited partners’ distributions by the number of limited partnership units outstanding at the beginning of the year. The number of limited partnership interests was 11,420 for the years ended December 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at both December 31, 2009 and 2008 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  There were no impairment losses recorded during the years ended December 31, 2009 and 2008, respectively.

Segment Reporting

FASB ASC 280-10, "Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC 280-10 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2009 the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  The Partnership and the general partner of each Local Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Partnerships is to conduct a business that is uniquely complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Partnerships.

The six VIEs consist of Local Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of six apartment properties with a total of 386 units at December 31, 2009.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2009 and 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provision of financial support in the future may require the Partnership to consolidate a VIE.

2.  Investments in Local Partnerships

As of December 31, 2009 and 2008, the Partnership holds limited partnership interests in six Local Partnerships. The Local Partnerships own residential low income rental projects consisting of 386 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

On December 10, 2008 one of the Local Partnerships, Westgate Apartments, Ltd., sold its investment property to a third party for approximately $703,000. The mortgage lender had commenced a foreclosure of the investment property owned by Westgate Apartments, Ltd. Although the sales price was less than the outstanding debt on the property, the lender accepted a discounted payoff. After payment to the lender and closing costs there were no sale proceeds available for distribution. The Partnership had no remaining investment balance in Westgate Apartments, Ltd. at December 31, 2008.

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. and Marina Del Rey Limited Dividend Partnership Assoc., are currently marketing their properties for sale. The Partnership has no investment balances remaining at December 31, 2009 and 2008 in these two Local Partnerships.

At December 31, 2009 and 2008, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2009, the Partnership advanced approximately $66,000 to two Local Partnerships, Santa Maria Ltd. and Westgate Apartments, for entity taxes. During the year ended December 31, 2008, the Partnership advanced approximately $10,000 to one Local Partnership, Santa Maria Ltd., for entity taxes and approximately $5,000 to another Local Partnership, Village Apartments, for legal expenses. While not obligated to make advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. During the years ended December 31, 2009 and 2008, the Partnership recognized approximately $66,000 and $15,000 as expense for advances, respectively.

Although the Partnership’s recorded value of its investments and its equity in losses/income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheets of the aforementioned Local Partnerships as of December 31, 2009 and 2008 and the unaudited condensed combined results of operations for each of the two years in the period ended December 31, 2009.

Condensed Combined Balance Sheets of the Local Partnerships
(in thousands)

	December 31,
	2009	2008
	(unaudited)	(unaudited)
Assets
Land	$ 524	$ 524
Building and improvements, net of accumulated
depreciation of approximately $13,369 and
$13,044, respectively	1,956	2,169
Other assets	990	1,029
Total assets	$ 3,470	$ 3,722

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 10,733	$ 10,921
Other liabilities	372	367
	11,105	11,288
Partners' deficit	(7,635)	(7,566)
Total Liabilities and Partners' Deficit	$ 3,470	$ 3,722

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	Years ended December 31,
	2009	2008
	(unaudited)	(unaudited)

Rental and other income	$ 2,515	$ 2,496

Expenses:
Operating expenses	1,356	1,363
Financial expenses	886	899
Depreciation and amortization	326	406
Total expenses	2,568	2,668

Loss from continuing operations	$ (53)	$ (172)

The 2008 amounts exclude the operations of Westgate Apartments, Ltd., for which the Local Partnership sold its investment property in December 2008.

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

3.  Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for the years ended December 31, 2009 and 2008 was approximately $55,000 and $62,000, respectively.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates is the local operating general partner for two of the Local Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.63% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2009	2008
	(in thousands)

Net loss per financial statements	$ (213)	$ (112)
Other	10	3
Partnership's share of Local Partnerships income	194	798
Net (loss) income per tax return	$ (9)	$ 689

Net (loss) income per limited partnership interest	$ (1.58)	$ 119.54

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets:

December 31,

2009

2008

	(in thousands)	(in thousands)

Net assets as reported	$ 625	$ 1,338
Add (deduct):
Investment in Local Partnerships	(9,150)	(9,310)
Deferred offering expenses	3,896	3,896
Other	684	640
Net deficit – federal tax basis	$ (3,945)	$ (3,436)

5.    Real Estate and Accumulated Depreciation of Local Partnerships in which REAL III Has Invested(unaudited)

The following is an unaudited summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships in which REAL III has invested (in thousands-unaudited):

			Buildings
			And
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total(1)	Depreciation (1)	Construction

Alabama Properties
Ltd. V	$ 1,372	$ 53	$ 2,222	$ 2,275	$ 1,625	1980-1981
Village Apartments
Ltd.	1,342	65	1,864	1,929	1,695	1981-1982
Lakeside Apts. Ltd.	856	72	1,040	1,112	898	1980-1981
Santa Maria Ltd.
Dividend
Partnership Assoc.	2,343	107	3,579	3,686	3,103	1981-1982
Marina Del Rey
Ltd. Dividend
Partnership Assoc.	2,277	124	3,185	3,309	2,696	1981-1982
Vista Housing	2,543	103	3,435	3,538	3,352	1981-1982
Assoc. L.P.
Totals	$10,733	$ 524	$15,325	$15,849	$13,369

 (1)  Reconciliation of real estate (unaudited)

	Years Ended December 31,
	2009	2008
	(in thousands)
Real Estate:
Balance at beginning of year	$ 15,737	$ 15,676
Improvements	113	70
Disposals of assets	(1)	(9)
Balance at end of year	$ 15,849	$ 15,737

Reconciliation of accumulated depreciation(unaudited)

	Years Ended December 31,
	2009	2008
	(in thousands)
Accumulated Depreciation:
Balance at beginning of year	$ 13,044	$ 12,646
Depreciation expense	326	406
Disposals of assets	(1)	(8)
Balance at end of year	$ 13,369	$ 13,044

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

John Bezzant	47	Director and Senior Vice President
Ernest M. Freedman	39	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Steven D. Cordes	38	Senior Vice President
Stephen B. Waters	48	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Ernest M. Freedman was appointed Director, Executive Vice President and Chief Financial Officer of the Corporate General Partner and Executive Vice President and Chief Financial Officer of AIMCO in November 2009. Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts. Mr. Freedman brings particular expertise to the Board in the areas of finance and accounting.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.   Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The general partners own all of the outstanding general partnership interests of REAL III; except as noted below, no person or entity is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

      Entity                        Number of Units         Percentage

AIMCO Properties, L.P.                    492                  8.63%

AIMCO Properties, L.P. is ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the directors and officers of the Corporate General Partner own directly or beneficially any limited partnership interests in Real III.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for the years ended December 31, 2009 and 2008 was approximately $55,000 and $62,000, respectively.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates is the local operating general partner for two of the Local Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.63% of the outstanding Units at December 31, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $28,000 and $29,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $21,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

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

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Ernest M. Freedman	Director, Executive Vice	Date: March 31, 2010
Ernest M. Freedman	President and Chief Financial Officer

/s/John Bezzant	Director and Senior Vice	Date: March 31, 2010
John Bezzant	President

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2010
Steven D. Cordes

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2010
Stephen B. Waters	Accounting

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