Form 10-K
period 2010-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2011-03-31
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant's telephone number, including area code (864) 239-1000

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The general partners of REAL III are National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”), a California Corporation, and National Partnership Investment Associates, a limited partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The business of REAL III is conducted primarily by NAPICO.

REAL III holds limited partnership interests in six local partnerships (the “Local Partnerships”) as of December 31, 2010.  During the year ended December 31, 2008, one Local Partnership sold its investment property.  During the year ended December 31, 2006, the Partnership sold its interest in one Local Partnership. During the year ended December 31, 2005, one Local Partnership sold its investment property. During the years ended December 31, 2003 and 2002, the Partnership sold its interest in two and one Local Partnerships, respectively. In December 1998, the Partnership sold its interest in 20 Local Partnerships. Each of the remaining six Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Although each of the Local Partnerships in which REAL III has invested generally owns a project which must compete in the marketplace for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible “low income” tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

The Partnership does not have any employees. Services are performed for the Partnership by the Corporate General Partner and agents retained by the Corporate General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties

During 2010, the projects in which REAL III had invested were substantially rented except for Lakeside Apartments and Ramblewood Apartments. The low occupancy for Lakeside Apartments is due to the difficulty in renting the apartment units which do not receive full subsidies. The low occupancy for Ramblewood Apartments is primarily due to the rural location of the property as well as the increase in unemployment in the area.  The following is a schedule of the status as of December 31, 2010, of the projects owned by Local Partnerships in which REAL III is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH REAL III HAS AN INVESTMENT

DECEMBER 31, 2010

			Units
			Authorized
			For Rental
		Financed	Assistance Under
		Insured	Section 8	Percentage of	Percentage of
		And	Or Other Rent	Total Units	Total Units
	No. of	Subsidized	Supplement	Occupied	Occupied
Name and Location	Units

Under

			Program	2010	2009

Lakeside Apts.	32	(B)	21	76%	79%
Stuart, FL

Ramblewood Apts.	64	(B)	13	75%	69%
Fort Payne, AL

Santa Maria Apts.	86	(B)	86	99%	99%
San German, Puerto Rico

Village Apts.	51	(B)	50	99%	97%
La Follette, TN

Vincente Geigel	80	(B)	80	100%	100%
Polanco Apts
Isabela, Puerto Rico

Vista De Jagueyes
Aguas Buenas, Puerto Rico	73	(A)	73	100%	100%

TOTALS	386		323

(A)   The mortgage is insured by FHA under the provisions of Section 221(d)(3) of the National Housing Act.

(B)   The mortgage is insured by USDA, Rural Development.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2010.

	REAL III	Original Cost
	Percentage	of Ownership	Mortgage
Partnership

Interest

		Interest	Note

		(in thousands)	(in thousands)
Alabama Properties Ltd. V	99%	$ 205	$ 1,354
Village Apartment Ltd.	98%	210	1,331
Lakeside Apartments Ltd.	95%	65	844
Santa Maria Limited Dividend
Partnership Assoc.	99%	420	2,273
Marina Del Rey Limited
Dividend Partnership Assoc.	99%	395	2,232
Vista Housing Assoc. L.P.	98%	445	2,496
		$ 1,740	$10,530

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

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2010, there were 1,835 registered holders of units in REAL III owning a total of 5,699 limited partnership units (or 11,398 limited partnership interests). The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.  A distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989.  This represented the proceeds from the sale of one of the Partnership's real estate investments.  In March 1999, the Partnership made distributions of $6,881,025 to the limited partners and $69,506 to the general partners, which included using proceeds from the sale of the partnership interests. In 2001, the Partnership paid a distribution of $3,000,000 to the limited partners. In 2003, the Partnership made distributions of approximately $1,295,000 to the limited partners, which involved using proceeds from the sale of partnership interests of approximately $210,000 and excess reserves of approximately $1,085,000 to the limited partners. In October 2007, the Partnership made distributions of approximately $2,800,000 (or $245.18 per unit) to the limited partners from the proceeds of the sale of the Partnership’s interest in 300 Broadway Associates. In December 2009, the Partnership made a distribution of approximately $500,000 (or $43.78 per unit) to the limited partners from excess reserves.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.63% of the outstanding Units at December 31, 2010. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

As of December 31, 2010 and 2009 the Partnership had cash and cash equivalents of approximately $516,000 and $672,000, respectively. The decrease in cash and cash equivalents of approximately $156,000 is due to approximately $153,000 and $3,000 of cash used in operating and investing activities, respectively.  Cash used in investing activities consisted of an advance made to a Local Partnership.

Results of Operations

At December 31, 2010, the Partnership has investments in six Local Partnerships, all of which own housing projects that were substantially rented except for Lakeside Apartments and Ramblewood Apartments. The low occupancy for Lakeside Apartments is due to the difficulty in renting the apartment units which do not receive full subsidies. The low occupancy for Ramblewood Apartments is primarily due to the rural location of the property as well as the increase in unemployment in the area. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the years ended December 31, 2010 and 2009. The Partnership did not receive any distributions from Local Partnerships during the years ended December 31, 2010 or 2009.

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. and Marina Del Rey Limited Dividend Partnership Assoc., are currently marketing their properties for sale. The Partnership has no investment balances remaining at December 31, 2010 and 2009 in these two Local Partnerships.

At December 31, 2010, the investment balance in all six of the Local Partnerships had been reduced to zero.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $55,000 for each of the years ended December 31, 2010 and 2009.

Operating expenses, exclusive of the management fee, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $61,000 and $67,000 for the years ended December 31, 2010 and 2009, respectively. The decrease in legal and accounting fees is due primarily to a decrease in the cost to prepare the Partnership’s annual tax return. General and administrative expenses were approximately $14,000 and $26,000 for the years ended December 31, 2010 and 2009, respectively. The decrease in general and administrative expenses is due primarily to California franchise tax obligations incurred in 2009 related to the years 1996 through 2000.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2010, the Partnership advanced approximately $3,000 to one Local Partnership, Marina Del Rey Dividend Partnership Assoc., for entity taxes. During the year ended December 31, 2009, the Partnership advanced approximately $66,000 to two Local Partnerships, Santa Maria Ltd. and Westgate Apartments, for entity taxes. While not obligated to make advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. During the years ended December 31, 2010 and 2009, the Partnership recognized approximately $3,000 and $66,000 as expense for advances, respectively.

Total revenues for the Local Partnerships were approximately $2,564,000 and $2,515,000 for the years ended December 31, 2010 and 2009, respectively.

Total expenses for the Local Partnerships were approximately $2,455,000 and $2,568,000 for the years ended December 31, 2010 and 2009, respectively.

Total net income for the Local Partnerships for 2010 totaled approximately $109,000, compared to total net loss of approximately $53,000 for 2009. The net income allocated to the Partnership was approximately $109,000 and $52,000 for the years 2010 and 2009, respectively. However, none of the net income or net loss for 2010 or 2009 was recognized by the Partnership as the investment balance had already been reduced to zero for all of the Local Partnerships.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Partnerships is limited to the recorded investments in and receivables from the Local Partnerships.  See “Note 2 – Investments in and Advances to Local Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Partnerships.

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

At December 31, 2010 and 2009, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.   In making this determination, the Partnership considered the following factors:

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

The six VIEs consist of Local Partnerships that are directly engaged in the ownership and management of six apartment properties with a total of 386 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2010 and 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 8.     Financial Statements and Supplementary Data

REAL ESTATE ASSOCIATES LIMITED III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2010 and 2009

Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2010 and 2009

Statements of Cash Flows - Years ended December 31, 2010 and 2009

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited III

We have audited the accompanying balance sheets of Real Estate Associates Limited III as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U. S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2011

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

 (in thousands)

	December 31,
	2010	2009
ASSETS

Investments in and advances to Local Partnerships (Note 2)	$ --	$ --
Cash and cash equivalents	516	672
Total assets	$ 516	$ 672

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 24	$ 47

Contingencies (Note 6)

Partners' (deficiency) capital:
General partners	(116)	(115)
Limited partners	608	740
	492	625
Total liabilities and partners' (deficiency)
capital	$ 516	$ 672

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2010	2009
Revenues:
Interest income	$ --	$ 1

Operating expenses:
Management fees – Corporate General Partner (Note 3)	55	55
General and administrative	14	26
Legal and accounting	61	67
Total operating expenses	130	148

Loss from partnership operations	(130)	(147)
Advances made to Local Partnerships recognized as expense
(Note 2)	(3)	(66)

Net loss (Note 4)	$ (133)	$ (213)

Net loss allocated to general partners (1%)	$ (1)	$ (2)
Net loss allocated to limited partners (99%)	(132)	(211)
	$ (133)	$ (213)

Net loss per limited partnership interest (Note 1)	$ (11.58)	$ (18.48)

Distribution per limited partnership interest (Note 1)	$ --	$ 43.78

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		11,398

Partners' (deficiency) capital,
December 31, 2008	$ (113)	$ 1,451	$ 1,338

Distribution to limited partners	--	(500)	(500)

Net loss for the year ended
December 31, 2009	(2)	(211)	(213)

Partners' (deficiency) capital,
December 31, 2009	(115)	740	625

Net loss for the year ended
December 31, 2010	(1)	(132)	(133)

Partners’ (deficiency) capital,
December 31, 2010	$ (116)	$ 608	$ 492

(A)   Consists of 5,699 limited partnership units (the “Units”) (or 11,398 limited partnership interests) at both December 31, 2010 and 2009. A Unit consists of two limited partnership interests.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$ (133)	$ (213)
Adjustments to reconcile net loss to net cash used
in operating activities:
Advances made to Local Partnerships recognized
as expense	3	66
Change in accounts:
Receivable – limited partners	--	15
Accounts payable and accrued expenses	(23)	14
Net cash used in operating activities	(153)	(118)

Cash flows used in investing activities:
Advances to Local Partnerships	(3)	(66)

Cash flows used in financing activities:
Distribution to limited partners	--	(500)

Net decrease in cash and cash equivalents	(156)	(684)

Cash and cash equivalents, beginning of year	672	1,356

Cash and cash equivalents, end of year	$ 516	$ 672

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

1.  Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited III (the “Partnership”, or “Registrant”) was formed under the California Limited Partnership Act on July 25, 1980.  The Partnership was formed to invest either directly or indirectly in other partnerships which own and operate primarily federal, state and local government-assisted housing projects.  The general partners are National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”), a California Corporation, and National Partnership Investment Associates, a limited partnership.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The business of the Partnership is conducted primarily by NAPICO.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect.  The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2010 and 2009.

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Abandoned Units

During the year ended December 31, 2009, the number of limited partnership interests decreased by 22 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year. There were no interests abandoned during 2010.

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

Net Loss and Distribution Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. Distribution per limited partnership interest for the year ended December 31, 2009 was computed by dividing the limited partners’ distributions by the number of limited partnership units outstanding at the beginning of the year. The number of limited partnership interests used was 11,398 and 11,420 for the years ended December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at both December 31, 2010 and 2009 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  There were no impairment losses recorded during the years ended December 31, 2010 and 2009, respectively.

Segment Reporting

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 280-10, "Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2010 the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value.

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

At December 31, 2010 and 2009, the Partnership holds variable interests in six VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.  In making this determination, the Partnership considered the following factors:

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

The six VIEs consist of Local Partnerships that are directly engaged in the ownership and management of six apartment properties with a total of 386 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2010 and 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in ASC Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

2.  Investments in and Advances to Local Partnerships

As of December 31, 2010 and 2009, the Partnership holds limited partnership interests in six Local Partnerships. The Local Partnerships own residential low income rental projects consisting of 386 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. and Marina Del Rey Limited Dividend Partnership Assoc., are currently marketing their properties for sale. The Partnership has no investment balances remaining at December 31, 2010 and 2009 in these two Local Partnerships.

At December 31, 2010 and 2009, the investment balance in all six of the Local Partnerships had been reduced to zero.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2010, the Partnership advanced approximately $3,000 to one Local Partnership, Marina Del Rey Dividend Partnership Assoc., for entity taxes. During the year ended December 31, 2009, the Partnership advanced approximately $66,000 to two Local Partnerships, Santa Maria Ltd. and Westgate Apartments, for entity taxes. While not obligated to make advances to any of the Local Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Partnerships. During the years ended December 31, 2010 and 2009, the Partnership recognized approximately $3,000 and $66,000 as expense for advances, respectively.

Although the Partnership’s recorded value of its investments and its equity in losses/income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheets of the aforementioned Local Partnerships as of December 31, 2010 and 2009 and the unaudited condensed combined results of operations for each of the two years in the period ended December 31, 2010.

Condensed Combined Balance Sheets of the Local Partnerships
(in thousands)

	December 31,
	2010	2009
	(unaudited)	(unaudited)
Assets
Land	$ 524	$ 524
Building and improvements, net of accumulated
depreciation of approximately $13,607 and
$13,369, respectively	1,764	1,956
Other assets	1,014	990
Total assets	$ 3,302	$ 3,470

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 10,530	$ 10,733
Other liabilities	387	372
	10,917	11,105
Partners' deficit	(7,615)	(7,635)
Total Liabilities and Partners' Deficit	$ 3,302	$ 3,470

Condensed Combined Results of Operations of the Local Partnerships
(in thousands)
	Years ended December 31,
	2010	2009
	(unaudited)	(unaudited)

Rental and other income	$ 2,564	$ 2,515

Expenses:
Operating expenses	1,300	1,356
Financial expenses	875	886
Depreciation and amortization	280	326
Total expenses	2,455	2,568

Income (loss) from continuing operations	$ 109	$ (53)

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

3.  Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for each of the years ended December 31, 2010 and 2009 was approximately $55,000.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates is the local operating general partner for two of the Local Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.63% of the outstanding Units at December 31, 2010. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2010	2009
	(in thousands)

Net loss per financial statements	$ (133)	$ (213)
Other	(16)	10
Partnership's share of Local Partnerships income	246	194
Net (loss) income per tax return	$ 97	$ (9)

Net (loss) income per limited partnership interest	$ 16.83	$ (1.58)

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets and liabilities:

December 31,

2010

2009

	(in thousands)	(in thousands)

Net assets as reported	$ 492	$ 625
Add (deduct):
Investment in Local Partnerships	(8,905)	(9,150)
Deferred offering expenses	3,896	3,896
Other	676	684
Net liabilities – federal tax basis	$ (3,841)	$ (3,945)

5.    Real Estate and Accumulated Depreciation of Local Partnerships in which REAL III Has Invested(unaudited)

The following is an unaudited summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships in which REAL III has invested (in thousands-unaudited):

			Buildings
			And
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total(1)	Depreciation (1)	Construction

Alabama Properties
Ltd. V	$ 1,354	$ 53	$ 2,246	$ 2,299	$ 1,665	1980-1981
Village Apartments
Ltd.	1,331	65	1,858	1,923	1,727	1981-1982
Lakeside Apts. Ltd.	844	72	1,040	1,112	908	1980-1981
Santa Maria Ltd.
Dividend
Partnership Assoc.	2,273	107	3,592	3,699	3,193	1981-1982
Marina Del Rey
Ltd. Dividend
Partnership Assoc.	2,232	124	3,199	3,323	2,746	1981-1982
Vista Housing Assoc.
L.P.	2,496	103	3,436	3,539	3,368	1981-1982
Totals	$10,530	$ 524	$15,371	$15,895	$13,607

 (1)  Reconciliation of real estate (unaudited)

	Years Ended December 31,
	2010	2009
	(in thousands)
Real Estate:
Balance at beginning of year	$ 15,849	$ 15,737
Improvements	82	113
Disposals of assets	(36)	(1)
Balance at end of year	$ 15,895	$ 15,849

Reconciliation of accumulated depreciation(unaudited)

	Years Ended December 31,
	2010	2009
	(in thousands)
Accumulated Depreciation:
Balance at beginning of year	$ 13,369	$ 13,044
Depreciation expense	274	326
Disposals of assets	(36)	(1)
Balance at end of year	$ 13,607	$ 13,369

6. Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
John McGrath	39	Senior Vice President
Stephen B. Waters	49	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

John McGrath was appointed to serve as Senior Vice President of the Corporate General Partner and the equivalent of the chief executive officer of the Partnership effective January 18, 2011.  Mr. McGrath was appointed Senior Vice President of AIMCO in January 2010, with responsibility for AIMCO’s third party asset management and fund management business.  Mr. McGrath joined AIMCO in 2005 as a Vice President of Finance.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John McGrath meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.   Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for each of the years ended December 31, 2010 and 2009 was approximately $55,000.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates is the local operating general partner for two of the Local Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.63% of the outstanding Units at December 31, 2010. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $31,000 and $28,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $13,000 and $21,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements are included in Item 8:

Balance Sheets – December 31, 2010 and 2009

Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2010 and 2009

Statements of Cash Flows - Years ended December 31, 2010 and 2009

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

By: /s/John McGrath
John McGrath
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Ernest M. Freedman	Director, Executive Vice	Date: March 31, 2011
Ernest M. Freedman	President and Chief Financial Officer

/s/John Bezzant	Director and Executive Vice	Date: March 31, 2011
John Bezzant	President

/s/John McGrath	Senior Vice President	Date: March 31, 2011
John McGrath

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2011
Stephen B. Waters	Accounting

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