Form 10-Q
period 2011-06-30
REAL ESTATE ASSOCIATES LTD III
filed 2011-08-12
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2011	December 31, 2010
ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	392	516
Total assets	$ 392	$ 516

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 19	$ 24

Contingencies	--	--

Partners' (deficiency) capital:
General partners	(117)	(116)
Limited partners	490	608
Total partners’ (deficiency) capital	373	492
Total liabilities and partners' (deficiency) capital	$ 392	$ 516

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – Corporate General Partner	14	14	28	28
General and administrative	5	3	8	6
Legal and accounting	13	28	26	41
Total operating expenses	32	45	62	75

Loss from partnership operations	(32)	(45)	(62)	(75)
Advances made to Local Partnerships recognized as expense	(57)	(3)	(57)	(3)
Net loss	$ (89)	$ (48)	$ (119)	$ (78)

Net loss allocated to general partners (1%)	$ (1)	$ (1)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	$ (88)	$ (47)	$ (118)	$ (77)
Net loss per limited partnership interest	$ (7.72)	$ (4.12)	$ (10.35)	$ (6.76)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(In thousands)

	General Partners	Limited Partners	Total

Partners' (deficiency) capital, December 31, 2010	$ (116)	$ 608	$ 492

Net loss for the six months ended June 30, 2011	(1)	(118)	(119)

Partners' (deficiency) capital, June 30, 2011	$ (117)	$ 490	$ 373

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$ (119)	$ (78)
Adjustments to reconcile net loss to net cash used in operating activities:
Advances made to Local Partnerships recognized as expense	57	3
Change in accounts:
Accounts payable and accrued expenses	(5)	(21)
Net cash used in operating activities	(67)	(96)

Cash flows used in investing activities:
Advances to Local Partnerships	(57)	(3)

Net decrease in cash and cash equivalents	(124)	(99)
Cash and cash equivalents, beginning of period	516	672

Cash and cash equivalents, end of period	$ 392	$ 573

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of June 30, 2011 and the results of operations and changes in cash flows for the six months ended June 30, 2011 and 2010, respectively. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At June 30, 2011 and December 31, 2010, the Partnership had outstanding 5,699 limited partnership units (the “Units”) or 11,398 limited partnership interests. A Unit consists of two limited partnership interests.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

Method of Accounting for Investments in Local Partnerships

The investments in local limited partnerships (the “Local Partnerships”) are accounted for on the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 11,398 for both the three and six months ended June 30, 2011 and 2010.

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

At June 30, 2011 and December 31, 2010, the Partnership holds variable interests in five and six VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.   In making this determination, the Partnership considered the following factors:

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

The five VIEs at June 30, 2011 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 335 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2011 and December 31, 2010.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in and Advances to Local Partnerships

At June 30, 2011, the Partnership holds limited partnership interests in five Local Partnerships, located in two states and Puerto Rico, that own residential low income rental projects consisting of 335 apartment units. At December 31, 2010 the Partnership held limited partnership interests in six Local Partnerships, located in three states and Puerto Rico, that owned residential low income rental projects consisting of 386 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. and Marina Del Rey Limited Dividend Partnership Assoc., are currently marketing their properties for sale. The Partnership has no investment balances remaining in these two Local Partnerships at June 30, 2011 and December 31, 2010.

At June 30, 2011 and December 31, 2010, the investment balance in the five and six Local Partnerships, respectively, had been reduced to zero.

During the six months ended June 30 2011, the Partnership assigned its limited partnership interest in Village Apartments (“Village”) to an affiliate of the operating general partner of Village. The Partnership believed that Village’s liabilities exceeded the fair value of the property. In addition, Village faced foreclosure as the lender had issued an acceleration notice on Village’s mortgage. The Partnership did not receive any proceeds for the assignment. The Partnership’s investment balance in Village was zero at June 30, 2011 and December 31, 2010.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2011, the Partnership advanced approximately $57,000 to two Local Partnerships, Santa Maria Ltd. and Marina Del Ray Limited Dividend Partnership Assoc., for entity taxes. During the six months ended June 30, 2010, the Partnership advanced approximately $3,000 to one Local Partnership, Marina Del Ray Limited Dividend Partnership Assoc., for entity taxes. During the six months ended June 30, 2011 and 2010, the Partnership recognized approximately $57,000 and $3,000 as expense for advances, respectively. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2011 and 2010 for the Local Partnerships in which the Partnership has invested (in thousands). The 2011 and 2010 amounts exclude the operations of Village Apartments for which the Partnership assigned its interests in May 2011:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Rental and other income	$ 536	$ 495	$ 1,093	$ 1,041

Expenses:
Operating expenses	333	241	613	537
Financial expenses	189	192	379	385
Depreciation and amortization	55	66	109	131
Total expenses	577	499	1,101	1,053
Loss from continuing operations	$ (41)	$ (4)	$ (8)	$ (12)

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred for both the three and six months ended June 30, 2011 and 2010 was approximately $14,000 and $28,000, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2011, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership's primary source of funds is the receipt of distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2011 and 2010.

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

As of June 30, 2011 and December 31, 2010, the Partnership had cash and cash equivalents of approximately $392,000 and $516,000, respectively. The decrease in cash and cash equivalents of approximately $124,000 is due to cash used in operating and investing activities of approximately $67,000 and $57,000, respectively. Cash used in investing activities consisted of advances made to Local Partnerships.

Results of Operations

At June 30, 2011, the Partnership has investments in five Local Partnerships, all of which own housing projects that were substantially rented except for Lakeside Apartments and Ramblewood Apartments. The low occupancy for Lakeside Apartments is due to the difficulty in renting the apartment units which do not receive full subsidies. The low occupancy for Ramblewood Apartments is primarily due to the rural location of the property as well as the increase in unemployment in the area. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in income or loss from Local Partnerships during the six months ended June 30, 2011 and 2010.  The Partnership did not receive any distributions from Local Partnerships during the six months ended June 30, 2011 and 2010.

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. and Marina Del Rey Limited Dividend Partnership Assoc., are currently marketing their properties for sale. The Partnership has no investment balances remaining in these two Local Partnerships at June 30, 2011 and December 31, 2010.

During the six months ended June 30 2011, the Partnership assigned its limited partnership interest in Village Apartments (“Village”) to an affiliate of the operating general partner of Village. The Partnership believed that Village’s liabilities exceeded the fair value of the property. In addition, Village faced foreclosure as the lender had issued an acceleration notice on Village’s mortgage. The Partnership did not receive any proceeds for the assignment. The Partnership’s investment balance in Village was zero at June 30, 2011 and December 31, 2010.

At June 30, 2011 and December 31, 2010, the investment balance in the five and six Local Partnerships, respectively had been reduced to zero.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnerships at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $14,000 and $28,000 for both the three and six months ended June 30, 2011 and 2010, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $26,000 and $41,000 for the six months ended June 30, 2011 and 2010, respectively, and approximately $13,000 and $28,000 for the three months ended June 30, 2011 and 2010, respectively. The decrease in legal and accounting fees for both periods is primarily due to legal services rendered during the second quarter of 2010 in regards to the potential sale of the Partnership’s limited partnership interest in certain Local Partnerships and a decrease in the cost to prepare the Partnership’s annual tax return. General and administrative expenses were approximately $8,000 and $6,000 for the six months ended June 30, 2011 and 2010, and approximately $5,000 and $3,000 for the three months ended June 30, 2011 and 2010, respectively.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2011, the Partnership advanced approximately $57,000 to two Local Partnerships, Santa Maria Ltd. and Marina Del Ray Limited Dividend Partnership Assoc., for entity taxes. During the six months ended June 30, 2010, the Partnership advanced approximately $3,000 to one Local Partnership, Marina Del Ray Limited Dividend Partnership Assoc., for entity taxes. During the six months ended June 30, 2011 and 2010, the Partnership recognized approximately $57,000 and $3,000 as expense for advances, respectively. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.63% of the outstanding Units as of June 30, 2011. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At June 30, 2011 and December 31, 2010, the Partnership holds variable interests in five and six VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.   In making this determination, the Partnership considered the following factors:

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

The five VIEs at June 30, 2011 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 335 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at June 30, 2011 and December 31, 2010.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 12, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: August 12, 2011	By: /s/Stephen B. Waters
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

10.2        Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Village Apartment, Ltd., dated May 18, 2011, by and between R. L. Ayers, an individual; Village Apartment Limited, Inc., a Tennessee corporation; Real Estate Associates Limited III, a California limited partnership; and Helen Ayers, an individual.

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