Form 10-K
period 2011-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2012-03-29
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  _________to _________

Commission file number 0-10673

REAL ESTATE ASSOCIATES LIMITED III

(Exact name of registrant as specified in its charter)

California	95-3547611
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 International Drive, PO Box 1089

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

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

REAL III holds limited partnership interests in five local partnerships (the “Local Partnerships”) as of December 31, 2011. During the year ended December 31, 2011, the Partnership assigned its limited partnership interest in one Local Partnership to an affiliate of the operating general partner of the Local Partnership. There were no assignments or sales of limited partnership interests during the year ended December 31, 2010. Prior to 2010, the Partnership sold its interest in 24 Local Partnerships and two Local Partnerships sold their investment properties. Each of the remaining five Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Item 1A.    Risk Factors

Not applicable.

Item 2.     Properties

During 2011, the projects in which REAL III had invested were substantially rented except for Lakeside Apartments and Ramblewood Apartments. The low occupancy for Lakeside Apartments is due to the difficulty in renting the apartment units which do not receive full subsidies. The low occupancy for Ramblewood Apartments is primarily due to the rural location of the property as well as the increase in unemployment in the area.  The following is a schedule of the status as of December 31, 2011, of the projects owned by Local Partnerships in which REAL III is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH REAL III HAS AN INVESTMENT

DECEMBER 31, 2011

			Units
			Authorized
			For Rental
		Financed	Assistance Under
		Insured	Section 8	Percentage of	Percentage of
		And	Or Other Rent	Total Units	Total Units
	No. of	Subsidized	Supplement	Occupied	Occupied
Name and Location	Units

Under

			Program	2011	2010

LakesideApts.	32	(B)	21	76%	76%
Stuart, FL

Ramblewood Apts.	64	(B)	13	80%	75%
Fort Payne, AL

Santa MariaApts.	86	(B)	86	99%	99%
San German, Puerto Rico

Vincente Geigel	80	(B)	80	100%	100%
Polanco Apts
Isabela, Puerto Rico

VistaDe Jagueyes
Aguas Buenas, Puerto Rico	73	(A)	73	100%	100%

TOTALS	335		273

(A)   The mortgage is insured by FHA under the provisions of Section 221(d)(3) of the National Housing Act.

(B)   The mortgage is insured by USDA, Rural Development.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2011.

	REAL III	Original Cost
	Percentage	of Ownership	Mortgage
Partnership

Interest

		Interest	Note

		(in thousands)	(in thousands)
Alabama Properties Ltd. V	99%	$ 205	$ 1,334
Lakeside Apartments Ltd.	95%	65	843
Santa Maria Limited Dividend
Partnership Assoc.	99%	420	2,196
Marina Del Rey Limited
Dividend Partnership Assoc.	99%	395	2,183
VistaHousing Assoc. L.P.	98%	445	2,437
		$ 1,530	$ 8,993

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

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2011, there were 1,834 registered holders of units in REAL III owning a total of 5,699 limited partnership units (or 11,398 limited partnership interests). The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners.  The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.  A distribution in the aggregate amount of $3,345,000 (or $584 per unit) was made in 1989.  This represented the proceeds from the sale of one of the Partnership's real estate investments. In March 1999, the Partnership made distributions of approximately $6,881,000 to the limited partners and approximately $70,000 to the general partners, which included using proceeds from the sale of the partnership interests. In 2001, the Partnership paid a distribution of $3,000,000 to the limited partners. In 2003, the Partnership made distributions of approximately $1,295,000 to the limited partners, which involved using proceeds from the sale of partnership interests of approximately $210,000 and excess reserves of approximately $1,085,000 to the limited partners. In October 2007, the Partnership made distributions of approximately $2,800,000 (or $245.18 per unit) to the limited partners from the proceeds of the sale of the Partnership’s interest in 300 Broadway Associates. In December 2009, the Partnership made a distribution of approximately $500,000 (or $43.78 per unit) to the limited partners from excess reserves.

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.63% of the outstanding Units at December 31, 2011. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this document.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds includes the receipt of distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2011 and 2010.

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

As of December 31, 2011 and 2010, the Partnership had cash and cash equivalents of approximately $327,000 and $516,000, respectively. The decrease in cash and cash equivalents of approximately $189,000 is due to approximately $120,000 and $69,000 of cash used in operating and investing activities, respectively.  Cash used in investing activities consisted of advances made to Local Partnerships.

Results of Operations

At December 31, 2011, the Partnership has investments in five Local Partnerships, all of which own housing projects that were substantially rented except for Lakeside Apartments and Ramblewood Apartments. The low occupancy for Lakeside Apartments is due to the difficulty in renting the apartment units which do not receive full subsidies. The low occupancy for Ramblewood Apartments is primarily due to the rural location of the property as well as the increase in unemployment in the area. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the years ended December 31, 2011 and 2010. The Partnership did not receive any distributions from Local Partnerships during the years ended December 31, 2011 or 2010.

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. (“Santa Maria”) and Marina Del Rey Limited Dividend Partnership Assoc. (“Marina Del Rey”), have been marketing their properties for sale. On October 26, 2011, Santa Maria and Marina Del Rey each entered into separate purchase and sale contracts to sell their respective investment properties to a third party for a gross sales price of $2,600,000 and $2,750,000, respectively. After payment of closing costs and repayment of the notes payable encumbering the properties, the Partnership expects to receive approximately $330,000 and $500,000 from Santa Maria and Marina Del Rey, respectively, for advance repayments and distributions. The sales are expected to close during December 2012. The Partnership has no investment balances remaining in these two Local Partnerships at December 31, 2011 and 2010.

In May 2011, the Partnership assigned its limited partnership interest in Village Apartments (“Village”) to an affiliate of the operating general partner of Village. The Partnership believed that Village’s liabilities exceeded the fair value of the property. In addition, Village faced foreclosure as the lender had issued an acceleration notice on Village’s mortgage. The Partnership did not receive any proceeds for the assignment. The Partnership’s investment balance in Village was zero at December 31, 2011 and 2010.

At December 31, 2011 and 2010, the investment balance in the five and six Local Partnerships, respectively, had been reduced to zero.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnership at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $55,000 for each of the years ended December 31, 2011 and 2010.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $53,000 and $61,000 for the years ended December 31, 2011 and 2010, respectively. The decrease in legal and accounting fees is primarily due to legal services rendered during 2010 in regards to the potential sale of the Partnership’s limited partnership interest in certain Local Partnerships and a decrease in the cost of the annual audit of the Partnership. General and administrative expenses were approximately $14,000 for each of the years ended December 31, 2011 and 2010.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2011, the Partnership advanced approximately $69,000 to two Local Partnerships, Santa Maria Ltd. and Marina Del Ray Limited Dividend Partnership Assoc., for entity taxes. During the year ended December 31, 2010, the Partnership advanced approximately $3,000 to one Local Partnership, Marina Del Ray Limited Dividend Partnership Assoc., for entity taxes. During the years ended December 31, 2011 and 2010, the Partnership recognized approximately $69,000 and $3,000 as expense for advances, respectively. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

Total revenues from continuing operations for the Local Partnerships were approximately $2,273,000 and $2,228,000 for the years ended December 31, 2011 and 2010, respectively.

Total expenses from continuing operations for the Local Partnerships were approximately $2,193,000 and $2,095,000 for the years ended December 31, 2011 and 2010, respectively.

Total income from continuing operations for the Local Partnerships for 2011 totaled approximately $80,000, compared to approximately $133,000 for 2010. The net income allocated to the Partnership was approximately $78,000 and $132,000 for the years 2011 and 2010, respectively. However, none of the net income for 2011 or 2010 was recognized by the Partnership as the investment balance had already been reduced to zero for all of the Local Partnerships.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in five and six VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.   In making this determination, the Partnership considered the following factors:

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

The five VIEs at December 31, 2011 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 335 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2011 and 2010.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Item 8.     Financial Statements and Supplementary Data

REAL ESTATE ASSOCIATES LIMITED III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2011 and 2010

Statements of Operations - Years ended December 31, 2011 and 2010

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2011 and 2010

Statements of Cash Flows - Years ended December 31, 2011 and 2010

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited III

We have audited the accompanying balance sheets of Real Estate Associates Limited III as of December 31, 2011 and 2010, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U. S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 29, 2012

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

 (In thousands)

	December 31,
	2011	2010
ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	327	516
Total assets	$ 327	$ 516

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 26	$ 24

Contingencies	--	--

Partners' (deficiency) capital:
General partners	(118)	(116)
Limited partners	419	608
Total partners’ (deficiency) capital	301	492
Total liabilities and partners' (deficiency)
capital	$ 327	$ 516

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

(In thousands, except per interest data)

	Years Ended December 31,
	2011	2010

Revenues	$ --	$ --

Operating expenses:
Management fees – Corporate General Partner	55	55
General and administrative	14	14
Legal and accounting	53	61
Total operating expenses	122	130

Loss from partnership operations	(122)	(130)
Advances made to Local Partnerships recognized as expense	(69)	(3)

Net loss	$ (191)	$ (133)

Net loss allocated to general partners (1%)	$ (2)	$ (1)
Net loss allocated to limited partners (99%)	$ (189)	$ (132)

Net loss per limited partnership interest	$ (16.58)	$ (11.58)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(In thousands)

	General	Limited
	Partners	Partners	Total

Partners' (deficiency) capital,
December 31, 2009	$ (115)	$ 740	$ 625

Net loss for the year ended
December 31, 2010	(1)	(132)	(133)

Partners' (deficiency) capital,
December 31, 2010	(116)	608	492

Net loss for the year ended
December 31, 2011	(2)	(189)	(191)

Partners’ (deficiency) capital,
December 31, 2011	$ (118)	$ 419	$ 301

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$ (191)	$ (133)
Adjustments to reconcile net loss to net cash used
in operating activities:
Advances made to Local Partnerships recognized
as expense	69	3
Change in accounts:
Accounts payable and accrued expenses	2	(23)
Net cash used in operating activities	(120)	(153)

Cash flows used in investing activities:
Advances to Local Partnerships	(69)	(3)

Net decrease in cash and cash equivalents	(189)	(156)

Cash and cash equivalents, beginning of year	516	672

Cash and cash equivalents, end of year	$ 327	$ 516

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

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

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect.  The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2011 and 2010.

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Abandoned Units

During the year ended December 31, 2011, the number of limited partnership interests decreased by 40 interests due to limited partners abandoning their interests. There were no interests abandoned during 2010. At December 31, 2011 and 2010, the Partnership had outstanding 5,679 and 5,699 limited partnership units (the “Units”) or 11,358 and 11,398 limited partnership interests, respectively. A Unit consists of two limited partnership interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the beginning of the year which was 11,398 limited partnership interests or 5,699 Units.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 11,398 for both the years ended December 31, 2011 and 2010.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at both December 31, 2011 and 2010 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  There were no impairment losses recorded during the years ended December 31, 2011 and 2010.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2011 the Partnership believes that the carrying amount of liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in five and six VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.   In making this determination, the Partnership considered the following factors:

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

The five VIEs at December 31, 2011 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 335 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2011 and 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

2.  Investments in and Advances to Local Partnerships

At December 31, 2011, the Partnership holds limited partnership interests in five Local Partnerships, located in two states and Puerto Rico, that own residential low income rental projects consisting of 335 apartment units. At December 31, 2010 the Partnership held limited partnership interests in six Local Partnerships, located in three states and Puerto Rico, that owned residential low income rental projects consisting of 386 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. (“Santa Maria”) and Marina Del Rey Limited Dividend Partnership Assoc. (“Marina Del Rey”), have been marketing their properties for sale. On October 26, 2011, Santa Maria and Marina Del Rey each entered into separate purchase and sale contracts to sell their respective investment properties to a third party for a gross sales price of $2,600,000 and $2,750,000, respectively. After payment of closing costs and repayment of the notes payable encumbering the properties, the Partnership expects to receive approximately $330,000 and $500,000 from Santa Maria and Marina Del Rey, respectively, for advance repayments and distributions. The sales are expected to close during December 2012. The Partnership has no investment balances remaining in these two Local Partnerships at December 31, 2011 and 2010.

At December 31, 2011 and 2010, the investment balance in the five and six Local Partnerships, respectively, had been reduced to zero.

In May 2011, the Partnership assigned its limited partnership interest in Village Apartments (“Village”) to an affiliate of the operating general partner of Village. The Partnership believed that Village’s liabilities exceeded the fair value of the property. In addition, Village faced foreclosure as the lender had issued an acceleration notice on Village’s mortgage. The Partnership did not receive any proceeds for the assignment. The Partnership’s investment balance in Village was zero at December 31, 2011 and 2010.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2011, the Partnership advanced approximately $69,000 to two Local Partnerships, Santa Maria Ltd. and Marina Del Ray Limited Dividend Partnership Assoc., for entity taxes. During the year ended December 31, 2010, the Partnership advanced approximately $3,000 to one Local Partnership, Marina Del Ray Limited Dividend Partnership Assoc., for entity taxes. During the years ended December 31, 2011 and 2010, the Partnership recognized approximately $69,000 and $3,000 as expense for advances, respectively. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

Although the Partnership’s recorded value of its investments and its equity in losses/income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheets of the aforementioned Local Partnerships as of December 31, 2011 and 2010 and the unaudited condensed combined results of operations for each of the two years in the period ended December 31, 2011.

The 2011 and 2010 amounts exclude the operations of Village Apartments for which the Partnership assigned its interests in May 2011:

Condensed Combined Balance Sheets of the Local Partnerships
(In thousands)

	December 31,
	2011	2010
	(unaudited)	(unaudited)
Assets
Land	$ 459	$ 459
Building and improvements, net of accumulated
depreciation of approximately $12,073 and
$11,880, respectively	1,454	1,633
Other assets	983	850
Total assets	$ 2,896	$ 2,942

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 8,993	$ 9,199
Other liabilities	419	278
Total liabilities	9,412	9,477
Partners' deficit	(6,516)	(6,535)
Total Liabilities and Partners' Deficit	$ 2,896	$ 2,942

Condensed Combined Results of Operations of the Local Partnerships
(In thousands)
	Years ended December 31,
	2011	2010
	(unaudited)	(unaudited)

Rental and other income	$ 2,273	$ 2,228

Expenses:
Operating expenses	1,235	1,120
Financial expenses	743	758
Depreciation and amortization	215	217
Total expenses	2,193	2,095

Income from continuing operations	$ 80	$ 133

Real Estate and Accumulated Depreciation of Local Partnerships

The following is an unaudited summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships in which REAL III has invested (in thousands-unaudited):

			Buildings
			And
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total(1)	Depreciation (1)	Construction

AlabamaProperties
Ltd. V	$ 1,334	$ 53	$ 2,249	$ 2,302	$ 1,706	1980-1981
Lakeside Apts. Ltd.	843	72	1,036	1,108	914	1980-1981
Santa Maria Ltd.
Dividend
Partnership Assoc.	2,196	107	3,597	3,704	3,283	1981-1982
Marina Del Rey
Ltd. Dividend
Partnership Assoc.	2,183	124	3,209	3,333	2,796	1981-1982
VistaHousing
Assoc. L.P.	2,437	103	3,436	3,539	3,374	1981-1982
Totals	$ 8,993	$ 459	$13,527	$13,986	$12,073

 (1)  Reconciliation of real estate (unaudited)

	Years Ended December 31,
	2011	2010
	(in thousands)
Real Estate:
Balance at beginning of year	$ 13,972	$ 13,920
Improvements	30	57
Disposals of assets	(16)	(5)
Balance at end of year	$ 13,986	$ 13,972

      Reconciliation of accumulated depreciation (unaudited)

	Years Ended December 31,
	2011	2010
	(in thousands)
Accumulated Depreciation:
Balance at beginning of year	$ 11,880	$ 11,674
Depreciation expense	209	211
Disposals of assets	(16)	(5)
Balance at end of year	$ 12,073	$ 11,880

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

3.  Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for each of the years ended December 31, 2011 and 2010 was approximately $55,000.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates is the local operating general partner for two of the Local Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.63% of the outstanding Units at December 31, 2011. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2011	2010
	(in thousands)

Net loss per financial statements	$ (191)	$ (133)
Gain on assignment of limited partnership interest	1,150	--
Other	72	(16)
Partnership's share of Local Partnerships income	261	246
Net (loss) income per tax return	$ 1,292	$ 97

Net (loss) income per limited partnership interest	$ 224.52	$ 16.83

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets and liabilities:

	December 31,
	2011	2010
	(in thousands)	(in thousands)

Net assets as reported	$ 301	$ 492
Add (deduct):
Investment in Local Partnerships	(7,471)	(8,905)
Deferred offering expenses	3,896	3,896
Other	733	676
Net liabilities – federal tax basis	$ (2,541)	$ (3,841)

5.  Contingencies

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and Aimco in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and Aimco since joining Aimco in June 2006. Effective February 7, 2012, Mr. Bezzant will serve as the equivalent of the chief executive officer of the Partnership. Prior to joining Aimco, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the Corporate General Partner in June 2009. Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the principal financial officer of the Partnership. Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and Aimco in April 2004. Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John Bezzant meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of Aimco. Aimco has adopted a code of ethics that applies to such directors and officers that is posted on Aimco's website (www.Aimco.com). Aimco's website is not incorporated by reference to this filing.

Item 11.   Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2011.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for each of the years ended December 31, 2011 and 2010 was approximately $55,000.

In addition to being the Corporate General Partner of the Partnership, NAPICO, or one of its affiliates is the local operating general partner for two of the Local Partnerships.

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.63% of the outstanding Units at December 31, 2011. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2012. The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees.  Fees for audit services totaled approximately $26,000 and $31,000 for 2011 and 2010, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $14,000 and $13,000 for 2011 and 2010, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements are included in Item 8:

Balance Sheets – December 31, 2011 and 2010

Statements of Operations - Years ended December 31, 2011 and 2010

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2011 and 2010

Statements of Cash Flows - Years ended December 31, 2011 and 2010

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/John Bezzant
John Bezzant
Executive Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Ernest M. Freedman	Director and Executive Vice	Date: March 29, 2012
Ernest M. Freedman	President

/s/John Bezzant	Director and Executive Vice	Date: March 29, 2012
John Bezzant	President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2012
Stephen B. Waters	Accounting

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

101         XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements. (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.