Form 10-Q
period 2012-03-31
REAL ESTATE ASSOCIATES LTD III
filed 2012-05-11
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

(Unaudited)

 (In thousands)

	March 31,	December 31,
	2012	2011
ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	299	327
Total assets	$ 299	$ 327

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 25	$ 26

Contingencies	--	--

Partners' (deficiency) capital:
General partners	(118)	(118)
Limited partners	392	419
Total partners' (deficiency) capital	274	301
Total liabilities and partners' (deficiency)
capital	$ 299	$ 327

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended
	March 31,
	2012	2011

Revenues:	$ --	$ --

Operating expenses:
Management fees – Corporate General Partner	12	14
General and administrative	4	3
Legal and accounting	11	13
Total operating expenses	27	30

Net loss	$ (27)	$ (30)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	$ (27)	$ (30)

Net loss per limited partnership interest	$ (2.38)	$ (2.63)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(In thousands)

	General	Limited
	Partners	Partners	Total

Partners' (deficiency) capital,
December 31, 2011	$ (118)	$ 419	$ 301

Net loss for the three months
ended March 31, 2012	--	(27)	(27)

Partners' (deficiency) capital,
March 31, 2012	$ (118)	$ 392	$ 274

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flow from operating activities:
Net loss	$ (27)	$ (30)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in accounts:
Accounts payable and accrued expenses	(1)	(12)
Net cash used in operating activities	(28)	(42)

Net decrease in cash and cash equivalents	(28)	(42)
Cash and cash equivalents, beginning of period	327	516

Cash and cash equivalents, end of period	$ 299	$ 474

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2011 prepared by Real Estate Associates Limited III (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of March 31, 2012 and the results of operations and changes in cash flows for the three months ended March 31, 2012 and 2011, respectively. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At March 31, 2012 and December 31, 2011, the Partnership had outstanding 5,679 limited partnership units (the “Units”), or 11,358 limited partnership interests. A Unit consists of two limited partnership interests.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 11,358 and 11,398 for the three months ended March 31, 2012 and 2011, respectively.

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

At March 31, 2012 and December 31, 2011, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at March 31, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 335 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in and Advances to Local Partnerships

As of March 31, 2012 and December 31, 2011, the Partnership holds limited partnership interests in five Local Partnerships, located in two states and Puerto Rico, that own residential low income rental projects consisting of 335 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. (“Santa Maria”) and Marina Del Rey Limited Dividend Partnership Assoc. (“Marina Del Rey”), have been marketing their properties for sale. On October 26, 2011, Santa Maria and Marina Del Rey each entered into separate purchase and sale contracts to sell their respective investment properties to a third party for a gross sales price of $2,600,000 and $2,750,000, respectively. After payment of closing costs and repayment of the notes payable encumbering the properties, the Partnership expects to receive approximately $330,000 and $500,000 from Santa Maria and Marina Del Rey, respectively, for advance repayments and distributions. The sales are expected to close during December 2012. The Partnership has no investment balances remaining in these two Local Partnerships at March 31, 2012 and December 31, 2011.

At March 31, 2012 and December 31, 2011, the investment balance in all five of the Local Partnerships had been reduced to zero.

In May 2011, the Partnership assigned its limited partnership interest in Village Apartments (“Village”) to an affiliate of the operating general partner of Village. The Partnership believed that Village’s liabilities exceeded the fair value of the property. In addition, Village faced foreclosure as the lender had issued an acceleration notice on Village’s mortgage. The Partnership did not receive any proceeds for the assignment. The Partnership’s investment balance in Village was zero at March 31, 2012 and December 31, 2011.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the three months ended March 31, 2012 and 2011. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2012 and 2011 for the Local Partnerships in which the Partnership has invested (in thousands). The 2011 amounts exclude the operations of Village Apartments for which the Partnership assigned its interests in May 2011:

	Three Months Ended
	March 31,
	2012	2011

Rental and other income	$ 568	$ 557

Expenses:
Operating expenses	308	280
Financial expenses	186	190
Depreciation and amortization	54	54
Total expenses	548	524
Income from continuing operations	$ 20	$ 33

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred for the three months ended March 31, 2012 and 2011 was approximately $12,000 and $14,000, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2012, the Partnership believes that the carrying amount of liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership's primary source of funds is the receipt of distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2012 and 2011.

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

As of March 31, 2012 and December 31, 2011, the Partnership had cash and cash equivalents of approximately $299,000 and $327,000, respectively. The decrease in cash and cash equivalents of approximately $28,000 is due to cash used in operating activities.

Results of Operations

At March 31, 2012, the Partnership has investments in five Local Partnerships, all of which own housing projects that were substantially rented except for Lakeside Apartments and Ramblewood Apartments. The low occupancy for Lakeside Apartments is due to the difficulty in renting the apartment units which do not receive full subsidies. The low occupancy for Ramblewood Apartments is primarily due to the rural location of the property as well as the increase in unemployment in the area. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in income or loss from Local Partnerships during the three months ended March 31, 2012 and 2011.  The Partnership did not receive any distributions from Local Partnerships during the three months ended March 31, 2012 and 2011.

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. (“Santa Maria”) and Marina Del Rey Limited Dividend Partnership Assoc. (“Marina Del Rey”), have been marketing their properties for sale. On October 26, 2011, Santa Maria and Marina Del Rey each entered into separate purchase and sale contracts to sell their respective investment properties to a third party for a gross sales price of $2,600,000 and $2,750,000, respectively. After payment of closing costs and repayment of the notes payable encumbering the properties, the Partnership expects to receive approximately $330,000 and $500,000 from Santa Maria and Marina Del Rey, respectively, for advance repayments and distributions. The sales are expected to close during December 2012. The Partnership has no investment balances remaining in these two Local Partnerships at March 31, 2012 and December 31, 2011.

In May 2011, the Partnership assigned its limited partnership interest in Village Apartments (“Village”) to an affiliate of the operating general partner of Village. The Partnership believed that Village’s liabilities exceeded the fair value of the property. In addition, Village faced foreclosure as the lender had issued an acceleration notice on Village’s mortgage. The Partnership did not receive any proceeds for the assignment. The Partnership’s investment balance in Village was zero at March 31, 2012 and December 31, 2011.

At March 31, 2012 and December 31, 2011, the investment balance in all five of the Local Partnerships had been reduced to zero.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnerships at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $12,000 and $14,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease in management fees is due to the assignment of interest in one Local Partnership during 2011.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $11,000 and $13,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease in legal and accounting fees is due to non-recurring legal costs incurred in 2011 associated with a review of the Partnership’s investments. General and administrative expenses were approximately $4,000 and $3,000 for the three months ended March 31, 2012 and 2011, respectively.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the three months ended March 31, 2012 and 2011. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, Aimco and its affiliates owned 492 limited partnership units (the "Units") (or 984 limited partnership interests) in the Partnership representing 8.66% of the outstanding Units as of March 31, 2012. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At March 31, 2012 and December 31, 2011, the Partnership holds variable interests in five VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.   In making this determination, the Partnership considered the following factors:

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

The five VIEs at March 31, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 335 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 11, 2012	By: /s/John Bezzant
John Bezzant
Executive Vice President

Date: May 11, 2012	By: /s/Stephen B. Waters
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

101         XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited III’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements. (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.