Form 10-K
period 2012-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2013-04-01
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-10673

REAL ESTATE ASSOCIATES LIMITED III

(Exact name of registrant as specified in its charter)

California	95-3547611
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 International Drive

Greenville, South Carolina  29615

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I

Item 1.       Business

Real Estate Associates Limited III (“REAL III” or the “Partnership”) is a limited partnership formed under the laws of the State of California on July 25, 1980.  On January 5, 1981, REAL III offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 additional Limited Partnership Interests through a public offering managed by E.F. Hutton Inc. REAL III received $14,320,000 in subscriptions for units of Limited Partnership Interests (at $5,000 per unit) during the period March 31, 1981 to October 30, 1981, pursuant to a registration statement on Form S-11.  As of March 10, 1982, REAL III received an additional $14,320,000 in subscriptions pursuant to the exercise of warrants and the sale of Additional Limited Partnership Interests. Since these two transactions, REAL III has not received, nor are limited partners required to make, additional capital contributions. The Partnership shall be dissolved only upon the expiration of 52 complete calendar years (December 31, 2032) from the date of the formation of the Partnership or the occurrence of other events as specified in the terms of the Partnership Agreement.

The general partners of REAL III are National Partnership Investments, LLC (“NAPICO” or the “General Partner”), a California limited liability company and National Partnership Investment Associates, a limited partnership. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust. The business of REAL III is conducted primarily by NAPICO.

REAL III holds limited partnership interests in four local partnerships (the “Local Partnerships”) as of December 31, 2012. During the year ended December 31, 2012, the Partnership assigned its limited partnership interest in one Local Partnership to an affiliate of the operating general partner of the Local Partnership. During the year ended December 31, 2011, the Partnership assigned its limited partnership interest in one Local Partnership to an affiliate of the operating general partner of the Local Partnership. Prior to 2011, the Partnership sold its interest in 24 Local Partnerships and two Local Partnerships sold their investment properties. Each of the remaining four Local Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by the General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 1A.    Risk Factors

Not applicable.

Item 2.     Properties

During 2012, the projects in which REAL III had invested were substantially rented except for Lakeside Apartments and Ramblewood Apartments.  The Partnership believes that the low occupancy for Lakeside Apartments is due to the difficulty in renting the apartment units which do not receive full subsidies.  The Partnership believes that the low occupancy for Ramblewood Apartments is primarily due to the rural location of the property as well as the increase in unemployment in the area.  The following is a schedule of the status as of December 31, 2012, of the projects owned by Local Partnerships in which REAL III is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH REAL III HAS AN INVESTMENT

DECEMBER 31, 2012

			Units
			Authorized
			For Rental
		Financed	Assistance Under
		Insured	Section 8	Percentage of	Percentage of
		And	Or Other Rent	Total Units	Total Units
	No. of	Subsidized	Supplement	Occupied	Occupied
Name and Location	Units

Under

			Program	2012	2011

LakesideApts.	32	(A)	23	71%	76%
Stuart, FL

Ramblewood Apts.	64	(A)	13	74%	80%
Fort Payne, AL

Santa MariaApts.	86	(A)	86	99%	99%
San German, Puerto Rico

Vincente Geigel	80	(A)	80	99%	100%
Polanco Apts
Isabela, Puerto Rico
	___		___
TOTALS	262		202

 (A)  The mortgage is insured by USDA, Rural Development.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2012.

	REAL III	Original Cost
	Percentage	of Ownership	Mortgage
Partnership

Interest

		Interest	Note

		(in thousands)	(in thousands)
Alabama Properties Ltd. V	99%	$ 205	$ 1,331
Lakeside Apartments Ltd.	95%	65	843
Santa Maria Limited Dividend
Partnership Assoc.	99%	420	2,111
Marina Del Rey Limited
Dividend Partnership Assoc.	99%	395	2,129
		$ 1,085	$ 6,414

Although each Local Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, the Partnership believes this insulates the properties from market competition.

Item 3.     Legal Proceedings

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2012, there were 1,829 registered holders of interests in the Partnership owning a total of 11,320 limited partnership interests. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.  A distribution in the aggregate amount of $3,345,000 (or $584 per interest) was made in 1989.  This represented the proceeds from the sale of one of the Partnership's real estate investments. In March 1999, the Partnership made distributions of approximately $6,881,000 to the limited partners and approximately $70,000 to the general partners, which included using proceeds from the sale of the partnership interests. In 2001, the Partnership paid a distribution of $3,000,000 to the limited partners. In 2003, the Partnership made distributions of approximately $1,295,000 to the limited partners, which involved using proceeds from the sale of partnership interests of approximately $210,000 and excess reserves of approximately $1,085,000 to the limited partners. In October 2007, the Partnership made distributions of approximately $2,800,000 (or $245.18 per interest) to the limited partners from the proceeds of the sale of the Partnership’s interest in 300 Broadway Associates. In December 2009, the Partnership made a distribution of approximately $500,000 (or $43.78 per interest) to the limited partners from excess reserves.

In addition to its indirect ownership of the general partnership interest in the Partnership, Bethesda and its affiliates owned 984 limited partnership interests in the Partnership representing 8.69% of the outstanding limited partnership interests in the Partnership at December 31, 2012.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this document.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds includes the receipt of distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2012 and 2011.

The properties in which the Partnership has invested, through the Partnership’s investments in the Local Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Partnerships' ability to transfer funds either to the Partnership or among the Local Partnerships in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

As of December 31, 2012 and 2011, the Partnership had cash and cash equivalents of approximately $138,000 and $327,000, respectively. The decrease in cash and cash equivalents of approximately $189,000 is due to cash used in operating and investing activities of approximately $164,000 and $25,000, respectively.  Cash used in investing activities consisted of advances made to Local Partnerships, partially offset by proceeds received from the sale of the Partnership’s interest in one Local Partnership.

Results of Operations

At December 31, 2012, the Partnership has investments in four Local Partnerships, all of which own housing projects that were substantially rented except for Lakeside Apartments and Ramblewood Apartments.  The Partnership believes that the low occupancy for Lakeside Apartments is due to the difficulty in renting the apartment units which do not receive full subsidies.  The Partnership believes that the low occupancy for Ramblewood Apartments is primarily due to the rural location of the property as well as the increase in unemployment in the area. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount the Partnership expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the years ended December 31, 2012 and 2011. The Partnership did not receive any distributions from Local Partnerships during the years ended December 31, 2012 or 2011.

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. (“Santa Maria”) and Marina Del Rey Limited Dividend Partnership Assoc. (“Marina Del Rey”), have been marketing their properties for sale. On October 26, 2011, Santa Maria and Marina Del Rey each entered into separate purchase and sale contracts to sell their respective investment properties to a third party for a gross sales price of $2,600,000 and $2,750,000, respectively. After payment of closing costs and repayment of the notes payable encumbering the properties, the Partnership expects to receive approximately $330,000 and $500,000 from Santa Maria and Marina Del Rey, respectively, for advance repayments and distributions. The sales are expected to close during 2013. The Partnership has no investment balances remaining in these two Local Partnerships at December 31, 2012 and 2011.

In December 2012, the Partnership assigned its limited partnership interest in Vista Housing Associates (“Vista Housing”) to a third party, for approximately $22,000, which was recognized as gain on sale of interest in Local Partnership. The Partnership’s investment balance in Vista Housing was zero at the date of assignment and December 31, 2011.

In May 2011, the Partnership assigned its limited partnership interest in Village Apartments (“Village”) to an affiliate of the operating general partner of Village. The Partnership believed that Village’s liabilities exceeded the fair value of the property. In addition, Village faced foreclosure as the lender had issued an acceleration notice on Village’s mortgage. The Partnership did not receive any proceeds for the assignment. The Partnership’s investment balance in Village was zero at the date of the assignment.

At December 31, 2012 and 2011, the investment balance in the four and five Local Partnerships, respectively, had been reduced to zero.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnership at the beginning of each year. The management fee is paid to the General Partner for the General Partner’s management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $49,000 and $55,000 for the years ended December 31, 2012 and 2011, respectively. The decrease in management fees is due to the assignment of interest in one Local Partnership during 2011.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $107,000 and $53,000 for the years ended December 31, 2012 and 2011, respectively. The increase in legal and accounting fees is primarily due to an increase in legal and professional costs incurred in 2012 associated with the expected sales of the investment properties of the two Local Partnerships, Santa Maria and Marina Del Rey. General and administrative expenses were approximately $18,000 and $14,000 for the years ended December 31, 2012 and 2011, respectively. The increase in general and administrative expenses is primarily due to administrative costs incurred in 2012 associated with the expected sales of the investment properties of the two Local Partnerships, Santa Maria and Marina Del Rey.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2012 and 2011, the Partnership advanced approximately $47,000 and $69,000, respectively, to two Local Partnerships, Santa Maria Ltd. and Marina Del Rey Limited Dividend Partnership Assoc., for entity taxes, which was recognized as expense for advances. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

Total revenues from continuing operations for the Local Partnerships were approximately $1,860,000 and $1,821,000 for the years ended December 31, 2012 and 2011, respectively.

Total expenses from continuing operations for the Local Partnerships were approximately $1,753,000 and $1,850,000 for the years ended December 31, 2012 and 2011, respectively.

Total income from continuing operations for the Local Partnerships for 2012 totaled approximately $107,000, compared to a loss from continuing operations of approximately $29,000 for 2011. The net income (loss) allocated to the Partnership was approximately $107,000 and ($29,000) for the years 2012 and 2011, respectively. However, none of the net income or loss for 2012 or 2011 was recognized by the Partnership as the investment balance had already been reduced to zero for all of the Local Partnerships.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in four and five VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.   In making this determination, the Partnership considered the following factors:

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

The four VIEs at December 31, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 262 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2012 and 2011.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

REAL ESTATE ASSOCIATES LIMITED III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2012 and 2011

Statements of Operations - Years ended December 31, 2012 and 2011

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2012 and 2011

Statements of Cash Flows - Years ended December 31, 2012 and 2011

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited III

We have audited the accompanying balance sheets of Real Estate Associates Limited III as of December 31, 2012 and 2011, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U. S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 1, 2013

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

 (In thousands)

	December 31,
	2012	2011
ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	138	327
Total assets	$ 138	$ 327

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 36	$ 26

Contingencies	--	--

Partners' (deficiency) capital:
General partners	(120)	(118)
Limited partners	222	419
Total partners’ (deficiency) capital	102	301
Total liabilities and partners' (deficiency)
capital	$ 138	$ 327

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

(In thousands, except per interest data)

	Years Ended
	December 31,
	2012	2011

Revenues	$ --	$ --

Operating expenses:
Management fees – General Partner	49	55
General and administrative	18	14
Legal and accounting	107	53
Total operating expenses	174	122

Loss from partnership operations	(174)	(122)
Gain on sale of interest in Local Partnership	22	--
Advances made to Local Partnerships recognized as expense	(47)	(69)

Net loss	$ (199)	$ (191)

Net loss allocated to general partners (1%)	$ (2)	$ (2)
Net loss allocated to limited partners (99%)	$ (197)	$ (189)

Net loss per limited partnership interest	$ (17.34)	$ (16.58)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(In thousands)

	General	Limited
	Partners	Partners	Total

Partners' (deficiency) capital,
December 31, 2010	$ (116)	$ 608	$ 492

Net loss for the year ended
December 31, 2011	(2)	(189)	(191)

Partners' (deficiency) capital,
December 31, 2011	(118)	419	301

Net loss for the year ended
December 31, 2012	(2)	(197)	(199)

Partners’ (deficiency) capital,
December 31, 2012	$ (120)	$ 222	$ 102

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$ (199)	$ (191)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on sale of interest in Local Partnership	(22)	--
Advances made to Local Partnerships
recognized as expense	47	69
Change in accounts:
Accounts payable and accrued expenses	10	2
Net cash used in operating activities	(164)	(120)

Cash flows from investing activities:
Proceeds received from sale of interest in Local Partnership	22	--
Advances to Local Partnerships	(47)	(69)
Net cash used in investing activities	(25)	(69)

Net decrease in cash and cash equivalents	(189)	(189)

Cash and cash equivalents, beginning of year	327	516

Cash and cash equivalents, end of year	$ 138	$ 327

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

Note 1.  Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited III (the “Partnership”, or “Registrant”) was formed under the California Limited Partnership Act on July 25, 1980.  The Partnership was formed to invest either directly or indirectly in other partnerships which own and operate primarily federal, state and local government-assisted housing projects.  The general partners are National Partnership Investments, LLC (“NAPICO” or the “General Partner”), a California limited liability company, and National Partnership Investment Associates, a limited partnership.  The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”). Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust. The business of the Partnership is conducted primarily by NAPICO.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect.  The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2012 and 2011.

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

Abandoned Units

During the years ended December 31, 2012 and 2011, the number of limited partnership interests decreased by 38 and 40 interests, respectively, due to limited partners abandoning their interests. At December 31, 2012 and 2011, the Partnership had outstanding 11,320 and 11,358 limited partnership interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 11,358 and 11,398 for the years ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at both December 31, 2012 and 2011 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  There were no impairment losses recorded during the years ended December 31, 2012 and 2011.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2012, the Partnership believes that the carrying amount of liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in 4 and 5 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 4 VIEs at December 31, 2012 consist of Local Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 262 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at December 31, 2012 and 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2.  Investments in and Advances to Local Partnerships

As of December 31, 2012 and 2011, the Partnership holds limited partnership interests in 4 and 5 Local Partnerships, respectively, located in two states and Puerto Rico, that own residential low income rental projects consisting of 262 and 335 apartment units, respectively.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. (“Santa Maria”) and Marina Del Rey Limited Dividend Partnership Assoc. (“Marina Del Rey”), have been marketing their properties for sale. On October 26, 2011, Santa Maria and Marina Del Rey each entered into separate purchase and sale contracts to sell their respective investment properties to a third party for a gross sales price of $2,600,000 and $2,750,000, respectively. After payment of closing costs and repayment of the notes payable encumbering the properties, the Partnership expects to receive approximately $330,000 and $500,000 from Santa Maria and Marina Del Rey, respectively, for advance repayments and distributions. The sales are expected to close during 2013. The Partnership has no investment balances remaining in these two Local Partnerships at December 31, 2012 and 2011.

At December 31, 2012 and 2011, the investment balance in the four and five Local Partnerships, respectively, had been reduced to zero.

In December 2012, the Partnership assigned its limited partnership interest in Vista Housing Associates (“Vista Housing”) to a third party, for approximately $22,000, which was recognized as gain on sale of interest in Local Partnership. The Partnership’s investment balance in Vista Housing was zero at the date of assignment and December 31, 2011.

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

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2012 and 2011, the Partnership advanced approximately $47,000 and $69,000, respectively, to two Local Partnerships, Santa Maria and Marina Del Rey, for entity taxes. During the years ended December 31, 2012 and 2011, the Partnership recognized approximately $47,000 and $69,000 as expense for advances, respectively. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

Although the Partnership’s recorded value of its investments and its equity in losses/income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheets of the aforementioned Local Partnerships as of December 31, 2012 and 2011 and the unaudited condensed combined results of operations for each of the two years in the period ended December 31, 2012.

The 2012 and 2011 amounts exclude the operations of Vista Housing for which the Partnership assigned its interest in December 2012 and the 2011 amounts also exclude Village Apartments for which the Partnership assigned its interest in May 2011:

Condensed Combined Balance Sheets of the Local Partnerships
(In thousands)

	December 31,
	2012	2011
	(unaudited)	(unaudited)
Assets
Land	$ 356	$ 356
Building and improvements	10,116	10,091
Accumulated depreciation	(8,889)	(8,699)
Other assets	842	598
Total assets	$ 2,425	$ 2,346

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 6,414	$ 6,557
Other liabilities	461	344
Total liabilities	6,875	6,901
Partners' deficit	(4,450)	(4,555)
Total Liabilities and Partners' Deficit	$ 2,425	$ 2,346

Condensed Combined Results of Operations of the Local Partnerships (In thousands)
	Year Ended December 31, 2012	Year Ended December 31, 2011
	(unaudited)	(unaudited)
Rental and other income	$ 1,860	$ 1,821

Expenses:
Operating expenses	879	954
Financial expenses	684	704
Depreciation and amortization	190	192
Total expenses	1,753	1,850
Income (loss) from continuing operations	$ 107	$ (29)

Real Estate and Accumulated Depreciation of Local Partnerships

The following is an unaudited summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships (in thousands-unaudited):

Description	Encumbrances	Land	Buildings and Related PersonalProperty	Total(1)	Accumulated Depreciation (1)	Date of Construction

Alabama Properties Ltd. V	$ 1,331	$ 53	$ 2,258	$ 2,311	$ 1,746	1980-1981
Lakeside Apts. Ltd.	843	72	1,036	1,108	924	1980-1981
Santa Maria Ltd. Dividend Partnership Assoc.	2,111	107	3,604	3,711	3,373	1981-1982
Marina Del Rey Ltd. Dividend Partnership Assoc.	2,129	124	3,218	3,342	2,846	1981-1982
Totals	$ 6,414	$ 356	$ 10,116	$10,472	$ 8,889

 (1)  Reconciliation of real estate (unaudited)

	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)
Balance at beginning of year	$ 10,447	$ 10,433
Improvements	25	18
Disposals of assets	--	(4)
Balance at end of year	$ 10,472	$ 10,447

       Reconciliation of accumulated depreciation (unaudited)

	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)
Balance at beginning of year	$ 8,699	$ 8,512
Depreciation expense	190	191
Disposals of assets	--	(4)
Balance at end of year	$ 8,889	$ 8,699

In addition to being the General Partner of the Partnership, NAPICO or one of its affiliates is the local operating general partner for two of the Local Partnerships included above.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred for the years ended December 31, 2012 and 2011 was approximately $49,000 and $55,000, respectively.

In addition to being the General Partner of the Partnership, NAPICO or one of NAPICO’s affiliates is the local operating general partner for two of the Local Partnerships.

In addition to Bethesda’s indirect ownership of the general partnership interest in the Partnership, Bethesda and its affiliates owned 984 limited partnership interests in the Partnership representing 8.69% of the outstanding limited partnership interests in the Partnership at December 31, 2012.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

Note 4.  Income Taxes

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

A reconciliation between the Partnership’s reported net loss and the net income (loss) per tax return follows (in thousands, except per limited partnership interest):

	Years Ended December 31,
	2012	2011
Net loss per financial statements	$ (199)	$ (191)
Gain on assignment of limited partnership interest	1,744	1,150
Other	53	72
Partnership's share of Local Partnerships income	317	261
Net income (loss) per tax return	$ 1,915	$ 1,292

Net income (loss) per limited partnership interest	$ 333.80	$ 224.52

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets and liabilities (in thousands):

December 31, 2012

December 31, 2011

Net assets as reported	$ 102	$ 301
Add (deduct):
Investment in Local Partnerships	(5,394)	(7,471)
Deferred offering expenses	3,896	3,896
Other	786	733
Net liabilities – federal tax basis	$ (610)	$ (2,541)

Note 5.  Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and Director of Reporting of Bethesda who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Senior Managing Director and Director of Reporting, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel, including third-party public accountants engaged by Bethesda to provide such services, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on the Partnership’s management’s assessment, the Partnership’s management concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.    Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Real Estate Associates Limited III (the “Partnership” or the “Registrant”) has no directors or officers.  The general partner responsible for conducting the business of the Partnership is National Partnership Investments, LLC, a California  limited liability company (“NAPICO” or the “General Partner”).

The names and ages of, as well as the positions and offices held by, the present officers of NAPICO are set forth below.  The General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business.   There are no family relationships between or among any officers.

Name	Age	Position

Brian Flaherty	44	Senior Managing Director
Edward Schmidt	28	Director of Reporting

Brian Flaherty is the Senior Managing Director of the General Partner and Bethesda Holdings II, LLC and has served as the equivalent of the chief executive officer of the Partnership since December 19, 2012.  In February 2012, Mr. Flaherty was appointed to Senior Managing Director with McGrath Investment Management, LLC with responsibilities for asset management and transactions.  Previously, Mr. Flaherty served in various positions at Aimco, which he joined in 2002, most recently serving as Senior Vice President with responsibilities for asset management and transactions, from January 2009 to February 2012, and in various acquisition, asset management, and disposition functions within Aimco covering both conventional and affordable portfolios from 2002 through 2012.  Prior to joining Aimco, Mr. Flaherty was Vice President of Acquisitions for NAPICO, responsible for originating, structuring, and underwriting equity investments in multi-family Low Income Housing Tax Credit Projects.

Edward Schmidt is the Director of Reporting of the General Partner and Bethesda Holdings II, LLC, and has served as the equivalent of the chief financial officer of the Partnership since February 28, 2013.  Since February 2012, Mr. Schmidt has worked with McGrath Investment Management, LLC, most recently as a Director with responsibilities for fund management and investor reporting.  From 2010 through 2012, Mr. Schmidt served as a senior analyst for Aimco, a public reporting real estate investment trust, working in various management capacities, including within the finance function, the transaction finance and analytics department and the fund management department, which handled the internal investor reporting for Aimco.  Prior to that, Mr. Schmidt worked in public accounting with Clifton Gunderson, LLP, now known as Clifton Larson Allen, LLP, where he served as a financial accountant for Special District Services, local government consultant, and, from 2008 to 2010, as auditor for the California State Revolving Fund. Mr. Schmidt received a Bachelor of Science Degree with a double concentration in Finance and Accounting from Colorado State University.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Edward Schmidt meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

Item 11.   Executive Compensation

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The general partners own all of the outstanding general partnership interests of the Partnership; except as noted below, no person or entity is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

      Entity                        Number of Interests     Percentage

Bethesda Holdings II, LLC                 984                  8.69%

(b)   None of the officers of the General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for the years ended December 31, 2012 and 2011 was approximately $49,000 and $55,000, respectively.

In addition to being the General Partner of the Partnership, NAPICO, or one of NAPICO’s affiliates is the local operating general partner for two of the Local Partnerships.

In addition to Bethesda’s indirect ownership of the general partnership interest in the Partnership, Bethesda and its affiliates owned 984 limited partnership interests in the Partnership representing 8.69% of the outstanding limited partnership interests in the Partnership at December 31, 2012.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

Item14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2013. The aggregate fees billed for services rendered by Ernst & Young LLP for 2012 and 2011 are described below.

Audit Fees.  Fees for audit services totaled approximately $30,000 and $26,000 for 2012 and 2011, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $17,000 and $14,000 for 2012 and 2011, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements are included in Item 8:

Balance Sheets – December 31, 2012 and 2011

Statements of Operations - Years ended December 31, 2012 and 2011

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2012 and 2011

Statements of Cash Flows - Years ended December 31, 2012 and 2011

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)     Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to each applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments, LLC
General Partner

Date: April 1, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: April 1, 2013	By: /s/Edward Schmidt
Edward Schmidt
Director of Reporting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Senior Managing Director	Date: April 1, 2013
Brian Flaherty

/s/Edward Schmidt	Director of Reporting	Date: April 1, 2013
Edward Schmidt

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

10.3        Assignment and Assumption of Limited Partner Interests and Second Amendment to the Agreement and Amended Certificate of Limited Partnership of Vista Housing Associates, a California limited partnership, Real Estate Associates Limited III, a California limited partnership, Alvarez Bracero LP, LLC, a Delaware limited liability company and Bucare Development Corporation, a Puerto Rico corporation, dated December 14, 2012. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 14, 2012).

14          Code of Ethics of Real Estates Associates Limited III.

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

101         XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements. (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.