Form 10-Q
period 2013-03-31
REAL ESTATE ASSOCIATES LTD III
filed 2013-05-13
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31,	December 31,
	2013	2012

ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	63	138
Total assets	$ 63	$ 138

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 47	$ 36

Contingencies	--	--

Partners' (deficiency) capital:
General partners	(121)	(120)
Limited partners	137	222
Total partners’ (deficiency) capital	16	102
Total liabilities and partners' (deficiency)
capital	$ 63	$ 138

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended
	March 31,
	2013	2012

Revenues	$ --	$ --

Operating expenses:
Management fees – General Partner	9	12
General and administrative	--	4
Legal and accounting	31	11
Total operating expenses	40	27

Loss from partnership operations	(40)	(27)
Advances made to Local Partnerships recognized as
expense	(46)	--

Net loss	$ (86)	$ (27)

Net loss allocated to general partners (1%)	$ (1)	$ --
Net loss allocated to limited partners (99%)	$ (85)	$ (27)

Net loss per limited partnership interest	$ (7.51)	$ (2.38)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(In thousands)

	General	Limited
	Partners	Partners	Total

Partners' (deficiency) capital,
December 31, 2012	$ (120)	$ 222	$ 102

Net loss for the three months
ended March 31, 2013	(1)	(85)	(86)

Partners' (deficiency) capital,
March 31, 2013	$ (121)	$ 137	$ 16

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$ (86)	$ (27)
Adjustments to reconcile net loss to net cash used in
operating activities:
Advances made to Local Partnerships recognized as expense	46	--
Change in accounts:
Accounts payable and accrued expenses	11	(1)
Net cash used in operating activities	(29)	(28)

Cash flows used in investing activities:
Advances to Local Partnerships	(46)	--

Net decrease in cash and cash equivalents	(75)	(28)

Cash and cash equivalents, beginning of period	138	327

Cash and cash equivalents, end of period	$ 63	$ 299

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2012 prepared by Real Estate Associates Limited III (the "Partnership" or "Registrant"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim periods presented are not necessarily indicative of the results expected for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

The general partners share a one percent interest in profits and losses of the Partnership.  The limited partners share the remaining 99 percent interest in proportion to their respective investments. The general partners are National Partnership Investments, LLC (“NAPICO” or the “General Partner”), a California limited liability company, and National Partnership Investment Associates, a limited partnership.  The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”).  The business of the Partnership is conducted primarily by NAPICO.

At both March 31, 2013 and December 31, 2012, the Partnership had outstanding 11,320 limited partnership interests.

 Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

 Method of Accounting for Investments in Local Partnerships

The investment in local limited partnerships (the “Local Partnerships’) is accounted for using the equity method.

 Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 11,320 and 11,358 for the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013 and December 31, 2012, the Partnership held variable interests in 4 VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The 4 VIEs at March 31, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 262 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in and Advances to Local Partnerships

As of March 31, 2013 and December 31, 2012, the Partnership held limited partnership interests in 4 Local Partnerships, located in two states and Puerto Rico, that owned residential low income rental projects consisting of 262 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. (“Santa Maria”) and Marina Del Rey Limited Dividend Partnership Assoc. (“Marina Del Rey”), have been marketing their properties for sale. On October 26, 2011, Santa Maria and Marina Del Rey each entered into separate purchase and sale contracts to sell their respective investment properties to a third party for a gross sales price of $2,600,000 and $2,750,000, respectively. After payment of closing costs and repayment of the notes payable encumbering the properties, the Partnership expects to receive approximately $330,000  and $500,000 from Santa Maria and Marina Del Rey, respectively, for advance repayments and distributions. The sales are expected to close during 2013. The Partnership has no investment balances remaining in these two Local Partnerships at March 31, 2013 and December 31, 2012.

At March 31, 2013 and December 31, 2012, the investment balance in all four of the Local Partnerships had been reduced to zero.

In December 2012, the Partnership assigned its limited partnership interest in Vista Housing Associates (“Vista Housing”) to a third party, for approximately $22,000, which was recognized as gain on sale of interest in Local Partnership during the fourth quarter of 2012. The Partnership’s investment balance in Vista Housing was zero at the date of assignment.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2013, the Partnership advanced approximately $46,000 to two Local Partnerships, Santa Maria and Marina Del Rey, for taxes which was recognized as expense. There were no such advances during the three months ended March 31, 2012.  While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2013 and 2012 for the Local Partnerships in which the Partnership has invested (in thousands). The 2012 amounts exclude the operations of Vista Housing for which the Partnership assigned its interests in December 2012:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Rental and other income	$ 465	$ 456

Expenses:
Operating expenses	220	239
Financial expenses	171	176
Depreciation and amortization	47	48
Total expenses	438	463
Income (loss) from continuing operations	$ 27	$ (7)

In addition to being the General Partner of the Partnership, NAPICO or one of its affiliates is the local operating general partner for two of the Local Partnerships included above.

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred for the three months ended March 31, 2013 and 2012 was approximately $9,000 and $12,000, respectively.

 Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2013, the Partnership believes that the carrying amount of liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

 Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds includes the receipt of distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $63,000 and $138,000, respectively. The decrease in cash and cash equivalents of approximately $75,000 is due to cash used in operating and investing activities of approximately $29,000 and $46,000, respectively. Cash used in investing activities consisted of advances made to Local Partnerships.

Results of Operations

At March 31, 2013, the Partnership has investments in four Local Partnerships, two of which own housing projects that were substantially rented. The Partnership believes that the low occupancy for Lakeside Apartments is due to the difficulty in renting the apartment units which do not receive full subsidies. The Partnership believes that the low occupancy for Ramblewood Apartments is primarily due to the rural location of the property as well as the increase in unemployment in the area. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the three months ended March 31, 2013 and 2012.  The Partnership did not receive any distributions from Local Partnerships during the three months ended March 31, 2013 and 2012.

Two Local Partnerships, Santa Maria Limited Dividend Partnership Assoc. (“Santa Maria”) and Marina Del Rey Limited Dividend Partnership Assoc. (“Marina Del Rey”), have been marketing their properties for sale. On October 26, 2011, Santa Maria and Marina Del Rey each entered into separate purchase and sale contracts to sell their respective investment properties to a third party for a gross sales price of $2,600,000 and $2,750,000, respectively. After payment of closing costs and repayment of the notes payable encumbering the properties, the Partnership expects to receive approximately $330,000 and $500,000 from Santa Maria and Marina Del Rey, respectively, for advance repayments and distributions. The sales are expected to close during 2013. The Partnership has no investment balances remaining in these two Local Partnerships at March 31, 2013 and December 31, 2012.

In December 2012, the Partnership assigned its limited partnership interest in Vista Housing Associates (“Vista Housing”) to a third party, for approximately $22,000, which was recognized as gain on sale of interest in Local Partnership during the fourth quarter of 2012. The Partnership’s investment balance in Vista Housing was zero at the date of assignment.

At March 31, 2013 and December 31, 2012, the investment balance in all four of the Local Partnerships had been reduced to zero.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnerships at the beginning of each year.  The management fee is paid to the General Partner for the General Partner’s management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $9,000 and $12,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease in management fees is due to the assignment of the Partnership’s interest in one Local Partnership during 2012.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $31,000 and $11,000 for the three months ended March 31, 2013 and 2012, respectively. The increase in legal and accounting fees is primarily due to an increase in legal costs incurred associated with the expected sales of the investment properties of the two Local Partnerships, Santa Maria and Marina Del Rey. General and administrative expenses were less than $1,000 and approximately $4,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease in general and administrative expenses is primarily due to registration and filing fees incurred during 2012 associated with the Partnership’s investment in Local Partnerships.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the three months ended March 31, 2013, the Partnership advanced approximately $46,000 to two Local Partnerships, Santa Maria and Marina Del Rey, for taxes, which was recognized as expense. There were no such advances during the three months ended March 31, 2012. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

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

At March 31, 2013 and December 31, 2012, the Partnership held variable interests in four VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The four VIEs at March 31, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 262 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at March 31, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments, LLC
General Partner

Date: May 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: May 13, 2013	By: /s/Edward Schmidt
Edward Schmidt
Director of Reporting

REAL ESTATE ASSOCIATES LIMITED III

EXHIBIT INDEX

Exhibit     Description of Exhibit

3.1         Restated Certificate and Agreement of Limited Partnership herein dated January 5, 1981 incorporated by reference to the Partnership's Form S-11 No. 268983.

3.2         Amendments to Restated Certificate and Agreement of Limited Partnership, incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 24, 2005.

3.3         Restated Certificate and Agreement of Limited Partnership incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 24, 2005.

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

101         XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited III’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements. (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.