Form 10-Q
period 2013-09-30
REAL ESTATE ASSOCIATES LTD III
filed 2013-11-14
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30,	December 31,
	2013	2012

ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	359	138
Total assets	$ 359	$ 138

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 6	$ 36
Accrued fees due to General Partner	17	--
	23	36

Contingencies		--

Partners' (deficiency) capital:
General partners	(118)	(120)
Limited partners	454	222
Total partners’ (deficiency) capital	336	102
Total liabilities and partners' (deficiency)
capital	$ 359	$ 138

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – General Partner	9	13	27	37
General and administrative	5	1	13	14
Legal and accounting	13	21	66	44
Total operating expenses	27	35	106	95

Income (loss) from partnership
operations	(27)	(35)	(106)	(95)
Gain from sale of local partnership
interest	407	(35)	407	(95)
Advances made to Local Partnerships
recognized as expense	0	(10)	(67)	(37)

Net Income(loss)	$ 380	$ (45)	$ 234	$ (132)

Net Income (loss) allocated to general
partners (1%)	$ 4	$ --	$ 2	$ (1)
Net Income (loss) allocated to limited
partners (99%)	$ 376	$ (45)	$ 232	$ (131)

Net Income (loss) per limited
partnership interest	$ 33.22	$ (3.96)	$ 20.49	$ (11.53)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(In thousands)

	General Partners	Limited Partners	Total

Partners' (deficiency) capital, December 31, 2012	$ (120)	$ 222	$ 102

Net Income for the nine months ended September 30, 2013	2	232	234

Partners' (deficiency) capital, September 30, 2013	$ (118)	$ 454	$ 336

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net Income (loss)	$ 234	$ (132)
Adjustments to reconcile net Income (loss) to net cash used in operating activities:
Advances made to Local Partnerships recognized as expense	67	37
Sale of Local Limited Partnership interest	(407)	--
Change in accounts:
Accounts payable and accrued expenses	(30)	--
Net cash provided (used) in operating activities	(136)	(95)

Cash flows used in investing activities:
Sale of Local Limited Partnership interest	407	--
Advances to Local Partnerships	(67)	(37)
Accrued fees due to General Partner	17	--
Net cash provided (used) in investing activities:	357	(37)

Net increase (decrease) in cash and cash equivalents	221	(132)
Cash and cash equivalents, beginning of period	138	327

Cash and cash equivalents, end of period	$ 359	$ 195

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

At September 30, 2013 and December 31, 2012, the Partnership had outstanding 11,298 and 11,320 limited partnership interests, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Method of Accounting for Investments in Local Partnerships

The investments in local limited partnerships (the “Local Partnerships”) are accounted for on the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 11,320 for the three and nine months ended September 30, 2013, respectively and 11,358 for the three and nine months ended September 30, 2012, respectively.

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

At September 30, 2013 and December 31, 2012, the Partnership held variable interests in two and four VIEs, respectively, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

The two VIEs at September 30, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 144 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at September 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 – Investments in and Advances to Local Partnerships

As of September 30, 2013 and December 31, 2012, the Partnership held limited partnership interests in two and four Local Partnerships, respectively, that owned residential low income rental projects consisting of 144 and 262 apartment units, respectively. The rental projects were located in one state and Puerto Rico at September 30, 2013 and two states and Puerto Rico at December 31, 2012. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2 – Investments in and Advances to Local Partnerships (continued)

Marina Del Rey Limited Dividend Partnership Assoc. (“Marina Del Rey”), has been marketing its property for sale. On October 26, 2011, Marina Del Rey entered into a purchase and sale contract to sell its investment property to a third party for a gross sales price of $ $2,500,000. After payment of closing costs and repayment of the notes payable encumbering the property, the Partnership expects to receive approximately $350,000 from Marina Del Rey for advance repayments and distributions. The sale is expected to close during the first quarter of 2014. The Partnership had no investment balances remaining in this Local Partnership at September 30, 2013 and December 31, 2012.

At September 30, 2013 and December 31, 2012, the investment balance in all of the Local Partnerships had been reduced to zero.

In December 2012, the Partnership assigned its limited partnership interest in Vista Housing Associates (“Vista Housing”) to a third party, for approximately $22,000, which was recognized as gain on sale of interest in Local Partnership during the fourth quarter of 2012. The Partnership’s investment balance in Vista Housing was zero at the date of assignment.

In July 2013, the Partnership sold its limited partnership interest in Lakeside Apartments, Ltd. to an affiliate of the operating General Partner for no consideration. The Partnership's investment balance in this local partnership was zero at both September 30, 2013 and 2012.

In August 2013, the Partnership sold the real estate of Santa Maria Limited Dividend Partnership Assoc. and received $400,062 in proceeds from the sale. The Partnership's investment balance in this local partnership was zero at both September 30, 2013 and 2012.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2013 and 2012, the Partnership advanced approximately $67,000 and $37,000, respectively, to two Local Partnerships, Santa Maria Ltd. and Marina Del Ray Limited Dividend Partnership Assoc., for taxes of those Local Partnerships. The advances were recognized as expense. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2013 and 2012 for the Local Partnerships in which the Partnership has invested (in thousands). The 2013 and 2012 amount exclude Santa Maria Ltd. and Lakeside which sold the Limited Partner interest in July and August. The 2012 amounts exclude the operations of Vista Housing for which the Partnership assigned its interests in December 2012:

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2 – Investments in and Advances to Local Partnerships (continued)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Rental and other income	$ 193	$ 217	$ 695	$ 651

Expenses:
Operating expenses	47	85	335	256
Financial expenses	126	23	281	68
Depreciation and amortization	22	124	68	371
Total expenses	195	232	684	695
Income from continuing operations	$ (2)	$ (15)	$ 11	$ (44)

In addition to being the General Partner of the Partnership, NAPICO or one of its affiliates is the local operating general partner for two of the Local Partnerships included above.

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred for the three months ended September 30, 2013 and 2012 was approximately $9,000 and $13,000, respectively, and for the nine months ended September 30, 2013 and 2012 was approximately $27,000 and $37,000, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2013, the Partnership believes that the carrying amount of liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6 - Subsequent Event (continued)

On October 2, 2013, the Partnership assigned its limited partnership interest in Alabama Properties, Ltd., V (Ramblewood I) to an affiliate of the operating General Partner for a total of $17,600. The Partnership had no investment balance remaining at the date of the assignment.

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

Liquidity and Capital Resources

The Partnership's primary source of funds is the receipt of distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. There were no distributions made by the Partnership to its limited partners during the nine months ended September 30, 2013 and 2012.

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

As of September 30, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $359,000 and $138,000, respectively. The increase in cash and cash equivalents of approximately $211,000 is due to proceeds from sale of Santa Maria offset partially by cash used in operating and investing activities. Cash used in investing activities consisted of advances made to Local Partnerships.

Results of Operations

At September 30, 2013, the Partnership has investments in two Local Partnerships, both of which own housing projects that were substantially rented. The Partnership believes that the low occupancy for Ramblewood Apartments is primarily due to the rural location of the property as well as the increase in unemployment in the area. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in income or loss from Local Partnerships during the nine months ended September 30, 2013 and 2012.  The

Partnership did not receive any distributions from Local Partnerships during the nine months ended September 30, 2013 and 2012.

Marina Del Rey Limited Dividend Partnership Assoc. (“Marina Del Rey”), has been marketing its property for sale. On October 26, 2011, Marina Del Rey entered into a purchase and sale contract to sell its investment property to a third party for a gross sales price of $ $2,750,000. After payment of closing costs and repayment of the notes payable encumbering the property, the Partnership expects to receive approximately $500,000 from Marina Del Rey for advance repayments and distributions. The sale is expected to close during 2013. The Partnership has no investment balances remaining in this Local Partnerships at September 30, 2013 and December 31, 2012.

In December 2012, the Partnership assigned its limited partnership interest in Vista Housing Associates (“Vista Housing”) to a third party, for approximately $22,000, which was recognized as gain on sale of interest in Local Partnership during the fourth quarter of 2012. The Partnership’s investment balance in Vista Housing was zero at the date of assignment.

In July 2013, the Partnership sold its limited partnership interest in Lakeside Apartments, Ltd. with zero proceeds from the sale. The Partnership's investment balance in this local partnership was zero at both September 30, 2013 and 2012.

In August 2013, the Partnership sold the real estate of Santa Maria Limited Dividend Partnership Assoc. and received $400,062 in proceeds from the sale. The Partnership's investment balance in this local partnership was zero at both September 30, 2013 and 2012.

At September 30, 2013 and December 31, 2012, the investment balance in all of the Local Partnerships had been reduced to zero.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnerships at the beginning of each year.  The management fee is paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $9,000 and $13,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately $27,000 and $37,000 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in management fees is due to the assignment of interest in one Local Partnership during 2012.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $12,000 and $21,000 for the three months ended September 30, 2013 and 2012, respectively, and approximately $64,000 and $44,000 for the nine months ended September 30, 2013 and 2012, respectively. The increase in legal and accounting fees is primarily due to an increase in legal costs incurred associated with the expected sales of the investment properties of the two Local Partnerships, Santa Maria and Marina Del Rey. General and administrative expenses were approximately $6,000 and $1,000 for the three months ended September 30, 2013 and 2012,respectively, and approximately $13,000 and $14,000 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in general and administrative expenses is primarily due to registration and filing fees incurred during 2012 associated with the Partnership’s investment in Local Partnerships.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2013 and 2012, the Partnership advanced approximately $67,000 and $37,000, respectively, to two Local Partnerships, Santa Maria Ltd. and Marina Del Ray Limited Dividend Partnership Assoc., for taxes of those Local Partnerships. The advances were recognized as expense. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

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

At September 30, 2013 and December 31, 2012, the Partnership held variable interests in two and four VIEs, respectively, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The two VIEs at September 30, 2013 consist of Local Partnerships that are directly engaged in the ownership and management of two apartment properties with a total of 144 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at September 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments, LLC
General Partner

Date: November 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: November 13, 2013	By: /s/Joseph Dryden
Joseph Dryden
V.P. of Finance/CFO

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

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements. (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.