Form 10-K
period 2013-12-31
REAL ESTATE ASSOCIATES LTD III
filed 2014-04-15
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

REAL III holds limited partnership interests in one local partnership as of December 31, 2013. During the year ended December 31, 2013 the Partnership sold its interest in one Local Partnership, sold the property of one Local Partnership and assigned its interest in one Local Partnership. During the year ended December 31, 2012, the Partnership assigned its limited partnership interest in one Local Partnership to an affiliate of the operating general partner of the Local Partnership. Prior to 2012, the Partnership sold its interest in 24 Local Partnerships, two Local Partnerships sold their investment properties and one local Partnership assigned its interest. The remaining Local Partnership owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Item 1A.

Risk Factors

Not applicable.

Item 2.

Properties

During 2013, the project in which REAL III had invested was substantially rented. The following is a schedule of the status as of December 31, 2013, of the project owned by the Local Partnership in which REAL III is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS

IN WHICH REAL III HAS AN INVESTMENT

DECEMBER 31, 2013

			Units
			Authorized
			For Rental
		Financed	Assistance Under
		Insured	Section 8	Percentage of	Percentage of
		And	Or Other Rent	Total Units	Total Units
	No. of	Subsidized	Supplement	Occupied	Occupied
Name and Location	Units	Under	Program	2013	2012

Vincente Geigel	80	(A)	80	99%	99%
Polanco Apts
Isabela, Puerto Rico

 (A)

The mortgage is insured by USDA, Rural Development.

The following table details the Partnership's ownership percentages of the Local Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Partnerships as of December 31, 2013.

	REAL III	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Note
		(in thousands)	(in thousands)
Marina Del Rey Limited
Dividend Partnership Assoc.	99%	$ 395	$ 2,070

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

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest; therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2013, there were 1,812 registered holders of interests in the Partnership owning a total of 11,294 limited partnership interests. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investment in the Local Partnerships.  A distribution in the aggregate amount of $3,345,000 (or $584 per interest) was made in 1989.  This represented the proceeds from the sale of one of the Partnership's real estate investments. In March 1999, the Partnership made distributions of approximately $6,881,000 to the limited partners and approximately $70,000 to the general partners, which included using proceeds from the sale of the partnership interests. In 2001, the Partnership paid a distribution of $3,000,000 to the limited partners. In 2003, the Partnership made distributions of approximately $1,295,000 to the limited partners, which involved using proceeds from the sale of partnership interests of approximately $210,000 and excess reserves of approximately $1,085,000 to the limited partners. In October 2007, the Partnership made distributions of approximately $2,800,000 (or $245.18 per interest) to the limited partners from the proceeds of the sale of the Partnership’s interest in 300 Broadway Associates. In December 2009, the Partnership made a distribution of approximately $500,000 (or $43.78 per interest) to the limited partners from excess reserves.

In addition to its indirect ownership of the general partnership interest in the Partnership, Bethesda and its affiliates owned 984 limited partnership interests in the Partnership representing 8.71% of the outstanding limited partnership interests in the Partnership at December 31, 2013.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

Item 6.

Selected Financial Data

Not applicable.

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this document.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds includes the receipt of distributions from the Local Partnerships in which the Partnership has invested. It is not expected that any of the Local Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2013 and 2012.

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

As of December 31, 2013 and 2012, the Partnership had cash and cash equivalents of approximately $522,000 and $138,000, respectively. The increase in cash and cash equivalents of approximately $384,000 is due to distribution from the sale of Santa Maria for $404,000.  Cash used in investing activities consisted of advances made to Local Partnerships, partially offset by proceeds received from the sale of the Partnership’s interest in one Local Partnership.

During 2013, the sale of Santa Maria resulted in withholding tax due to Puerto Rico of approximately $307,000. Santa Maria paid the withholding on behalf of the Partnership which flowed to its partners. This payment was recorded as distributions to the Partnership's partners.

Results of Operations

At December 31, 2013, the Partnership had investments in one Local Partnership, which owned a housing project that was substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once the Partnership’s investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnerships only to the extent of distributions received, and amortization of acquisition costs from those Local Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount the Partnership expects to ultimately realize. The Partnership did not recognize any equity in income or loss from Local Partnerships during the years ended December 31, 2013 and 2012. The Partnership did not receive any operating distributions from Local Partnerships during the years ended December 31, 2013 or 2012.

In December 2012, the Partnership assigned its limited partnership interest in Vista Housing Associates (“Vista Housing”) to a third party, for approximately $22,000, which was recognized as gain on sale of interest in Local Partnership. The Partnership’s investment balance in Vista Housing was zero at the date of assignment.

In July 2013, the Partnership sold its limited partnership interest in Lakeside Apartments, Ltd. to an affiliate of the operating General Partner for no consideration. The Partnership's investment balance in this local partnership was zero at both December 31, 2013 and 2012.

In August 2013, the Partnership sold the real estate of Santa Maria Limited Dividend Partnership Assoc. and received approximately $407,000 in proceeds from the sale. Subsequent to the closing, the Partnership received an additional amount of $404,000 from release of reserves. The Partnership's investment balance in this local partnership was zero at both December 31, 2013 and 2012.

In October, 2013, the Partnership assigned its limited partnership interest in Alabama Properties, Ltd., V (Ramblewood I) to an affiliate of the operating General Partner for a total of $17,600. The Partnership had no investment balance remaining at the date of the assignment.

At December 31, 2013 and 2012, the investment balance in the one and four Local Partnerships, respectively, had been reduced to zero.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnership at the beginning of each year. The management fee is paid to the General Partner for the General Partner’s management of the Partnership’s affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $36,000 and $49,000 for the years ended December 31, 2013 and 2012, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $78,000 and $107,000 for the years ended December 31, 2013 and 2012, respectively. General and administrative expenses were approximately $17,000 and $18,000 for the years ended December 31, 2013 and 2012, respectively. The decrease in general and administrative expenses is primarily due to administrative costs incurred in 2012 associated with the expected sales of the investment properties of the two Local Partnerships, Santa Maria and Marina Del Rey.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2013 and 2012, the Partnership advanced approximately $67,000 and $47,000, respectively, to two Local Partnerships, Santa Maria Ltd. and Marina Del Rey Limited Dividend Partnership Assoc., for entity taxes, which was recognized as expense for advances. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

Total revenues from continuing operations for the Local Partnerships were approximately $616,000 and $632,000 for the years ended December 31, 2013 and 2012, respectively.

Total expenses from continuing operations for the Local Partnerships were approximately $599,000 and $583,000 for the years ended December 31, 2013 and 2012, respectively.

Total income from continuing operations for the Local Partnerships for 2013 and 2012 totaled approximately $17,000 and $49,000, respectively, The net income for 2013 and 2012 was not recognized by the Partnership as the investment balance had already been reduced to zero for all of the Local Partnerships.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in an unconsolidated Local Partnership, in which the Partnership’s ownership percentage is 95%. However, based on the provisions of the relevant partnership agreement, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Partnership and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to this unconsolidated Local Partnership is limited to the recorded investment in and receivables from the Local Partnership.  See “Note 2 – Investments in and Advances to Local Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investment in this unconsolidated Local Partnership.

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

At December 31, 2013 and 2012, the Partnership held variable interests in one and four VIEs, respectively, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership.   In making this determination, the Partnership considered the following factors:

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

The VIE at December 31, 2013 consists of a Local Partnership that is directly engaged in the ownership and management of one apartment property with a total of 80 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from the VIE, which was zero at December 31, 2013 and 2012.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Local Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Partnerships are restricted by the Local Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of a Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

The individual investments are carried at cost plus the Partnership’s share of each Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. See “Item 8. Financial Statements and Supplementary Data - Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Partnerships reaches zero.  Distributions from the Local Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

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

Item 8.

Financial Statements and Supplementary Data

REAL ESTATE ASSOCIATES LIMITED III

LIST OF FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Balance Sheets – December 31, 2013 and 2012

Statements of Operations - Years ended December 31, 2013 and 2012

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2013 and 2012

Statements of Cash Flows - Years ended December 31, 2013 and 2012

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited III

We have audited the accompanying balance sheet of Real Estate Associates Limited III as of December 31, 2013, and the related statements of operations, changes in partners’ capital (deficiency) and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III at December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/Carter & Company, CPA, LLC

Destin, Florida

April 15, 2014

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited III

We have audited the accompanying balance sheet of Real Estate Associates Limited III as of December 31, 2012, and the related statements of operations, changes in partners’ capital (deficiency) and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited III at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 1, 2013

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

 (In thousands)

	December 31,
	2013	2012
ASSETS

Investments in and advances to Local Partnerships	$ --	$ --
Cash and cash equivalents	522	138
Total assets	$ 522	$ 138

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 25	$ 36

Contingencies	--	--

Partners' (deficiency) capital:
General partners	(116)	(120)
Limited partners	613	222
Total partners’ (deficiency) capital	497	102
Total liabilities and partners' (deficiency)
capital	$ 522	$ 138

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

(In thousands, except per interest data)

	Years Ended
	December 31,
	2013	2012

Revenues	$ --	$ --

Operating expenses:
Management fees – General Partner	36	49
General and administrative	17	18
Legal and accounting	78	107
Total operating expenses	131	174

Loss from partnership operations	(131)	(174)
Gain on sale of interest in Local Partnership	18	22
Distribution in excess of investment	719	--
Advances made to Local Partnerships recognized
as income (expense)	96	(47)

Net income (loss)	$ 702	$ (199)

Net income (loss) allocated to general partners (1%)	$ 7	$ (2)
Net income (loss) allocated to limited partners (99%)	$ 695	$ (197)

Net income (loss) per limited partnership interest	$ 61.40	$ (17.34)
Distribution per limited partnership interest	$ 26.85	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(In thousands)

	General	Limited
	Partners	Partners	Total

Partners' (deficiency) capital,
December 31, 2011	$ (118)	$ 419	$ 301

Net loss for the year ended
December 31, 2012	(2)	(197)	(199)

Partners' (deficiency) capital,
December 31, 2012	(120)	222	102

Distributions	(3)	(304)	(307)

Net income for the year ended
December 31, 2013	7	695	702

Partners’ (deficiency) capital,
December 31, 2013	$ (116)	$ 613	$ 497

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$ 702	$ (199)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on sale of interest in Local Partnership	(18)	(22)
Distribution in excess of investment	(719)	0
Advances made to Local Partnerships recognized
as expense	96	47
Change in accounts:
Accounts payable and accrued expenses	(11)	10
Net cash provided by (used in)
operating activities	50	(164)

Cash flows from investing activities:
Proceeds received from sale of interest in Local Partnership	18	22
Distribution in excess of investment	719	0
Advances to Local Partnerships	(96)	(47)
Net cash provided by (used in)
Investing activities	641	(25)
Cash flows from financing activities:
Distributions to partners	(307)	0

Net increase (decrease) in cash and cash equivalents	384	(189)
Cash and cash equivalents, beginning of year	138	327

Cash and cash equivalents, end of year	$ 522	$ 138

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect.  The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2013 and 2012.

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

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS – CONTINUED

Abandoned Units

During the years ended December 31, 2013 and 2012, the number of limited partnership interests decreased by 26 and 38 interests, respectively, due to limited partners abandoning their interests. At December 31, 2013 and 2012, the Partnership had outstanding 11,294 and 11,320 limited partnership interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the Partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 11,320 and 11,358 for the years ended December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2012 was maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account. In 2013 the affiliated management company maintained separate cash accounts with an FDIC insured bank for each of its affiliated entities including REAL III.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  There were no impairment losses recorded during the years ended December 31, 2013 and 2012.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2013, the Partnership believes that the carrying amount of liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2013 and 2012, the Partnership held variable interests in one and four VIEs, respectively, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Partnerships, that the general partner of each of the Local Partnerships is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at December 31, 2013 consists of a Local Partnership that is directly engaged in the ownership and management of one apartment property with a total of 80 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from the VIE, which was zero at December 31, 2013 and 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2.  Investments in and Advances to Local Partnerships

As of December 31, 2013 and 2012, the Partnership holds limited partnership interests in one and four Local Partnerships, respectively, located in two states and Puerto Rico, that own residential low income rental projects consisting of 80 and 262 apartment units, respectively.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

At December 31, 2013 and 2012, the investment balance in the one and four Local Partnerships, respectively, had been reduced to zero.

In December 2012, the Partnership assigned its limited partnership interest in Vista Housing Associates (“Vista Housing”) to a third party, for approximately $22,000, which was recognized as gain on sale of interest in Local Partnership. The Partnership’s investment balance in Vista Housing was zero at the date of assignment.

In July 2013, the Partnership sold its limited partnership interest in Lakeside Apartments, Ltd. to an affiliate of the operating general partner for no consideration. The Partnership's investment balance in this local partnership was zero at both December 31, 2013 and 2012.

In August 2013, the Partnership sold the real estate of Santa Maria Limited Dividend Partnership Assoc. and received approximately $407,000 in proceeds from the sale. Subsequent to the closing, the Partnership received an additional amount of $404,000 from release of reserves. The Partnership's investment balance in this local partnership was zero at both December 31, 2013 and 2012.

On October 2, 2013, the Partnership assigned its limited partnership interest in Alabama Properties, Ltd., V (Ramblewood I) to an affiliate of the operating general partner for a total of $17,600. The Partnership had no investment balance remaining at the date of the assignment.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2013 and 2012, the Partnership advanced approximately $67,000 and $47,000, respectively, to two Local Partnerships, Santa Maria and Marina Del Rey, for entity taxes. The advances were recognized as expense. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

Although the Partnership’s recorded value of its investments and its equity in losses/income and/or distributions from the Local Partnerships are individually not material to the overall financial position of the Partnership, the following are summaries of the unaudited condensed combined balance sheets of the aforementioned Local Partnerships as of December 31, 2013 and 2012 and the unaudited condensed combined results of operations for each of the two years in the period ended December 31, 2013.

The 2013 and 2012 amounts exclude the operations of Lakeside Apartments, Ltd. for which the Partnership sold its limited partnership interest in July 2013; exclude the operations of Santa Maria Ltd. for which the Partnership sold the property in August 2013 and exclude Alabama Properties Ltd. for which the Partnership assigned its limited partnership interest in October 2013. The 2012 amounts exclude the operations of Vista Housing for which the Partnership assigned its interest in December 2012:

Condensed Combined Balance Sheets of the Local Partnerships
(In thousands)

	December 31,
	2013	2012
	(unaudited)	(unaudited)
Assets
Land	$ 124	$ 124
Building and improvements	3,224	3,217
Accumulated depreciation	(2,896)	(2,846)
Other assets	290	244
Total assets	$ 742	$ 739

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$ 2,070	$ 2,129
Other liabilities	146	100
Total liabilities	2,216	2,229
Partners' deficit	(1,474)	(1,490)
Total Liabilities and Partners' Deficit	$ 742	$ 739

Condensed Combined Results of Operations of the Local Partnerships (In thousands)
	Year Ended December 31, 2013	Year Ended December 31, 2012
	(unaudited)	(unaudited)
Rental and other income	$ 616	$ 632

Expenses:
Operating expenses	305	284
Financial expenses	244	250
Depreciation and amortization	50	49
Total expenses	599	583
Income (loss) from continuing operations	$ 17	$ 49

Real Estate and Accumulated Depreciation of Local Partnerships

The following is an unaudited summary of real estate, accumulated depreciation and encumbrances of the Local Partnerships (in thousands-unaudited):

Description	Encumbrances	Land	Buildings and Related Personal Property	Total(1)	Accumulated Depreciation (1)	Date of Construction

Marina Del Rey Ltd. Dividend Partnership Assoc.	$ 2,070	$ 124	$ 3,224	$ 3,348	$ 2,896	1981-1982

 (1)

 Reconciliation of real estate (unaudited)

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)
Balance at beginning of year	$ 3,341	$ 3,332
Improvements	7	9
Disposals of assets	0	0
Balance at end of year	$ 3,348	$ 3,341

       Reconciliation of accumulated depreciation (unaudited)

	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)
Balance at beginning of year	$ 2,846	$ 2,797
Depreciation expense	50	49
Disposals of assets	0	0
Balance at end of year	$ 2,896	$ 2,846

In addition to being the General Partner of the Partnership, NAPICO or one of its affiliates is the local operating general partner for the Local Partnership included above.

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

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships.  The management fee incurred for the years ended December 31, 2013 and 2012 was approximately $36,000 and $49,000, respectively.

In addition to being the General Partner of the Partnership, NAPICO or one of NAPICO’s affiliates is the local operating general partner for the Local Partnership.

In addition to Bethesda’s indirect ownership of the general partnership interest in the Partnership, Bethesda and its affiliates owned 984 limited partnership interests in the Partnership representing 8.71% of the outstanding limited partnership interests in the Partnership at December 31, 2013.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

A reconciliation between the Partnership’s reported net loss and the net income (loss) per tax return follows (in thousands, except per limited partnership interest):

	Years Ended December 31,
	2013	2012
Net income (loss) per financial statements	$ 702	$ (199)
Gain on assignment of limited partnership interest	18	1,744
Other	0	53
Partnership's share of Local Partnerships income	3,028	317
Net income (loss) per tax return	$ 3,748	$ 1,915

Net income (loss) per limited partnership interest	$ 331.09	$ 333.80

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets and liabilities (in thousands):

	December 31, 2013	December 31, 2012

Net assets as reported	$ 497	$ 102
Add (deduct):
Investment in Local Partnerships	(2,252)	(5,394)
Deferred offering expenses	3,896	3,896
Other	693	786
Net liabilities – federal tax basis	$ 2,834	$ (610)

Note 5.  Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6. Distributions

During 2013, the sale of Santa Maria resulted in withholding tax due to Puerto Rico of approximately $307,000. Santa Maria paid the withholding on behalf of the Partnership which flowed to its partners. This payment was recorded as distributions to the Partnerships partners.

Note 7. Subsequent Event

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 7, 2013, the Registrant dismissed its prior independent registered public accounting firm, Ernst & Young LLP and retained as its new independent registered public accounting firm, Carter & Company, CPA, LLC. The reports of Ernst & Young LLP on the financial statements of the Registrant as of and for the years ended December 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change independent accountants was approved by the board of directors of the Managing General Partner of the Partnership. During the two fiscal years ended 2012 and through June 7, 2013, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Partnership's financial statements for the fiscal years ended December 31, 2012 and 2011.

Effective June 7, 2013, the Registrant engaged Carter & Company, CPA, LLC as its independent registered public accounting firm. During the Partnership's two fiscal years ended December 31, 2012 and the subsequent interim period through June 7, 2013, the Registrant did not consult with Carter & Company, CPA, LLC with respect to the application of accounting principles to a specialized transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2) of Regulation S-K.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on the Partnership’s management’s assessment, the Partnership’s management concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting is effective.

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

(b)

Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Brian Flaherty	45	Senior Managing Director
Joseph Dryden	52	VP of Finance/CFO

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

Mr. Joseph Dryden is the Director of Reporting of the general partner of the Partnership and of Bethesda Holdings, II, LLC, and the Chief Financial Officer of the Partnership since October 3, 2013.  Since August 2013, Mr. Dryden has worked with McGrath Investment Management, LLC, most recently as CFO.  Mr. Dryden joins the Partnership from Republic-Financial, a multinational finance and private equity firm he joined in March 2010, where he served as Republic’s Corporate Controller. As the Corporate Controller, Mr. Dryden was responsible for the development and management of highly complex multi-level consolidated audited financial statements. Prior to Republic, Mr. Dryden was the CFO for Decision Display, a Denver based audio visual company specializing in high tech command centers and control rooms he joined in 2005. In this role Mr. Dryden was responsible for all accounting and finance functions including all financial reporting, detailed cash management and forecasting and also managed the company’s banking relationships. Additionally, from 2007 to 2010 Mr. Dryden was the President of Dryden Consulting, an accounting and management consulting firm specializing in GAAP and SEC reporting, internal and external audit assistance and Sarbanes-Oxley compliance.  Dryden Consulting’s client list included 1st Data, AIMCO, Crocs, Woodward Governor, McData, and several other large publicly traded companies. Mr. Dryden’s expertise in GAAP financial reporting, SEC reporting, cash management and process improvement will enable him to create immediate value for the company.  Mr. Dryden received a Bachelor of Arts Degree in Accounting from Clarke University in 1984.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Joseph Dryden meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

Item 11.   Executive Compensation

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2013.

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

   8.71%

(b)   None of the officers of the General Partner own directly or beneficially any limited partnership interests in the Partnership.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for the years ended December 31, 2013 and 2012 was approximately $36,000 and $49,000, respectively.

In addition to being the General Partner of the Partnership, NAPICO, or one of NAPICO’s affiliates is the local operating general partner for two of the Local Partnerships.

In addition to Bethesda’s indirect ownership of the general partnership interest in the Partnership, Bethesda and its affiliates owned 984 limited partnership interests in the Partnership representing 8.71% of the outstanding limited partnership interests in the Partnership at December 31, 2013.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

Item 14.

Principal Accounting Fees and Services

Ernst & Young LLP was previously the independent registered public accounting firm for the Partnership. On June 7, 2013, that firm was dismissed and Carter & Company CPA, LLC was engaged as independent auditors for the year ended December 31, 2013. The managing General Partner has reappointed Carter & Company, CPA, LLC as independent auditors to audit the financial statements of the Partnership for 2014. The aggregate fees billed for services rendered for 2013 and 2012 are described below:

Audit Fees.  Fees for audit services totaled approximately $19,000 and $30,000 for 2013 and 2012, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $17,000 for 2013 and 2012, respectively.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

The following financial statements are included in Item 8:

Balance Sheets – December 31, 2013 and 2012

Statements of Operations - Years ended December 31, 2013 and 2012

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2013 and 2012

Statements of Cash Flows - Years ended December 31, 2013 and 2012

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

•

should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•

may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

•

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

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments, LLC
General Partner

Date: April 15, 2014	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: April 15, 2014	By: /s/Joseph Dryden
Joseph Dryden
VP of Finance/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Senior Managing Director	Date: April 15, 2014
Brian Flaherty

/s/Joseph Dryden	VP of Finance/CFO	Date: April 15, 2014
Joseph Dryden

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

14

Code of Ethics of Real Estates Associates Limited III. (Incorporated by reference to the Registrant's Annual Report on Form 10-K dated April 1, 2013).

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

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements. (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.