Form 10-Q
period 2014-09-30
REAL ESTATE ASSOCIATES LTD III
filed 2014-11-14
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

 ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

 (In thousands)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$ 339	$ 522
Receivable from Limited Partners	67	--
Total assets	$ 406	$ 522

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 43	$ 25
Total liabilities	43	25

Partners' (deficiency) capital:
General partners	(117)	(116)
Limited partners	480	613
Total partners’ (deficiency) capital	363	497
Total liabilities and partners' (deficiency) capital	$ 406	$ 522

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

 (Unaudited)

(In thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2014	2013	2014	2013

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – General Partner	3	9	9	27
Administrative	10	5	30	13
Legal and accounting	34	13	80	66
Total operating expenses	47	27	119	106

Loss from partnership operations	(47)	(27)	(119)	(106)
Forfeited Earnest Money (Note 2)	60	--	60	--
Gain from sale of local partners interest	--	407	--	407
Advances made to Local Limited Partnership recognized as expense	(75)	--	(75)	(67)

Net Income (loss)	$ (62)	$ 380	$ (134)	$ 234

Net Income (loss) allocated to general Partners (1%)	$ (1)	$ 4	$ (1)	$ 2

Net Income (loss) allocated to limited partners (99%)	$ (61)	$ 376	$ (133)	$ 232

Net Income (loss) per limited partnership interest	$ (5.49)	$ 33.22	$ (11.86)	$ 20.49

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

 (Unaudited)

(In thousands)

	General Partners	Limited Partners	Total

Partners' (deficiency) capital, December 31, 2013	$ (116)	$ 613	$ 497

Net loss for the nine months ended September 30, 2014	(1)	(133)	(134)

Partners' (deficiency) capital, September 30, 2014	$ (117)	$ 480	$ 363

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

 (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net Income (loss)	$ (134)	$ 234

Adjustments to reconcile net loss to net cash used in operating activities:
Advances made to Local Partnerships recognized as expense	75	67
Sale of Local Limited Partnership interest	--	(407)
Change in accounts:
Receivable from limited partners	(67)	--
Accounts payable and accrued expenses	18	(30)
Net cash used in operating activities	(108)	(136)

Cash flows used in investing activities:
Sale of Local Limited Partnership interest	--	407
Advances to Local Partnerships	(75)	(67)
Accrued fees due to General Partner	--	17
Net cash used in investing activities	(75)	357

Net Increase (decrease) in cash and cash equivalents	(183)	221
Cash and cash equivalents, beginning of period	522	138
Cash and cash equivalents, end of period	$ 339	$ 359

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

At September 30, 2014 and December 31, 2013, the Partnership had outstanding 11,294 limited partnership interests.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Method of Accounting for Investments in Local Partnerships

The investments in local limited partnerships (the “Local Partnerships”) are accounted for on the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 11,294 and 11,320 for the three and nine months ended September 30, 2014 and September 30, 2013, respectively.

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

At September 30, 2014 and December 31, 2013, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Partnership, that the general partner of each of the Local Partnership is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at September 30, 2014 consisted of one Local Partnership that is directly engaged in the ownership and management of one apartment property with a total of 80 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from the VIE, which was zero at September 30, 2014 and December 31, 2013. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

NOTE 2 – INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS

As of September 30, 2014 and December 31, 2013, the Partnership held limited partnership interests in one Local Partnership that owned a residential low income rental project consisting of 80 apartment units. The rental project is located in Puerto Rico. The mortgage loans of this project are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnership using the equity method. The Partnership is allocated profits and losses of the Local Partnership based upon its ownership percentage (95%). Distributions of surplus cash from operations from the Local Partnership are restricted by the Local Partnership's Regulatory Agreements with the Rural Development ("RD"). These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as RD frequently retains it upon sale or dissolution of the Local Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Partnership's partnership agreement. This agreement limits the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Partnership.

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

On October 26, 2011 Marina Del Rey entered into a purchase and sale contract to sell its investment property to a third party for a gross sales price of $2,500,000. As of December 31, 2013, earnest money of $100,000 had been received by the local limited partnership and placed into escrow. In January 2014, the buyer failed to close and the agreement was terminated. As a result, in July 2014, the Partnership received $60,000 of the $100,000 deposit as a settlement of the terminated agreement.

At September 30, 2014 and December 31, 2013, the investment balance in the Local Partnership had been reduced to zero.

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

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2014, the Partnership advanced approximately $75,000 to Local Partnerships for capital improvements. During the nine months

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

ended September 30, 2013 the partnership advanced $67,000 to Local Partnerships for taxes. The advances were recognized as expense. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

NOTE 2 – INVESTMENTS IN AND ADVANCES TO LOCAL PARTNERSHIPS (CONTINUED)

The following are unaudited condensed combined estimated statements of operations for the nine months ended September 30, 2014 and 2013 for the Local Partnerships in which the Partnership has invested. The 2014 and 2013 amount exclude Santa Maria Ltd., Lakeside and Alabama Properties, Ltd. V (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Rental and other	$ 148	$ 157	$ 439	$ 469

Expenses
Operating expenses	76	71	229	213
Financial expenses	61	63	183	188
Depreciation and amortization	12	12	38	37
Total expenses	149	146	450	438

Income (loss) from continuing operations	$ (1)	$ 11	$ (11)	$ 31

In addition to being the General Partner of the Partnership, NAPICO or one of its affiliates is the local operating general partner of the Local Partnership included above.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for the three months ended September 30, 2014 and 2013 was approximately $3,000 and $9,000, respectively, and for the nine months ended September 30, 2014 and 2013 was approximately $9,000 and $27,000, respectively.

At September 30, 2014, advances from affiliates for certain expenses were approximately $27,000.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2014, the Partnership believes that the carrying amount of liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

NOTE 5 - CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

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

Liquidity and Capital Resources

The Partnership's primary source of funds is the receipt of distributions from the Local Partnership in which the Partnership has invested. It is not expected that the Local Partnership in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. There were no distributions made by the Partnership to its limited partners during the nine months ended September 30, 2014 and 2013.

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

As of September 30, 2014 and December 31, 2013, the Partnership had cash and cash equivalents of approximately $339,000 and $522,000, respectively. The decrease in cash and cash equivalents of approximately $183,000 is due from cash used in operating activities, state income tax withholdings and advances to limited partners.

Results of Operations

At September 30, 2014, the Partnership had an investment in one Local Partnership, which owned a housing project that was substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnership using the equity method.  Thus the investment is carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnership, or is not otherwise committed to provide additional support to it, it does not recognize losses once the Partnership’s investment in the Local Partnership reaches zero.  Distributions from the Local Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnership only to the extent of distributions received, and amortization of acquisition costs from the Local Partnership.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in income or loss from the Local Partnership during the nine months ended September 30, 2014 and 2013.  The Partnership did not receive any distributions from the Local Partnership during the nine months ended September 30, 2014 and 2013.

At September 30, 2014 and December 31, 2013, the investment balance in the Local Partnership had been reduced to zero.

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

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnerships at the beginning of each year.  The management fee is paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $3,000 and $9,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $9,000 and $27,000 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in management fees is due to the assignment of interest and sales during 2013.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $34,000 and $13,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $80,000 and $66,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in legal and accounting fees is primarily due to an increase in legal costs incurred associated with the expected sales of the investment properties of the Local Partnership, Marina Del Rey (Vicente Geigel Polanco). General and administrative expenses were approximately $10,000 and $5,000 for the three months ended September 30, 2014 and 2013, respectively, and approximately $30,000 and $13,000 for the nine months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses is primarily due to an increase in Investor relations fees due to a change in transfer agents in 2014.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2014 the Partnership advanced approximately $75,000 to Local Partnerships for capital improvements. During the nine months ended September 30, 2013 the partnership advanced $67,000 to Local Partnerships for taxes. The advances were recognized as expense. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

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

Other

In addition to Bethesda’s indirect ownership of the general partnership interest in the Partnership, Bethesda and its affiliates owned 1080 limited partnership interests in the Partnership representing 9.96% of the outstanding limited partnership interests in the Partnership at September 30, 2014.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At September 30, 2014 and December 31, 2013, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Partnership, that the general partner of the Local Partnership is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at September 30, 2014 consisted of one Local Partnership that was directly engaged in the ownership and management of one apartment property with a total of 80 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from the VIE, which was zero at September 30, 2014 and December 31, 2013. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By: National Partnership Investments, LLC
General Partner

Date: November 14, 2014	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: November 14, 2014	By: /s/Joseph Dryden
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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements. (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.