Form 10-Q
period 2015-06-30
REAL ESTATE ASSOCIATES LTD III
filed 2015-08-14
CIK 318986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

[ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED III

BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS
Cash and cash equivalents	$ 400	$ 65
Receivable from Limited Partner	120	74
Investments in and advances to Local Limited Partnership	0	298
Total assets	$ 520	$ 437

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 156	$ 28
Advance from affiliates	144	100
Total Liabilities	300	128

Partners' (deficiency) capital:
General partners	(119)	(118)
Limited partners	339	427
Total partners’ (deficiency) capital	220	309
Total liabilities and partners' (deficiency) capital	$ 520	$ 437

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – General Partner	3	3	6	6
Administrative	15	15	21	20
Legal and accounting	44	23	57	46
Total operating expenses	62	41	84	72

Loss from partnership operations	(62)	(41)	(84)	(72)
Loss on sale of partnership interest in
Local Limited Partnership	(5)	--	(5)	--

Net loss	$ (67)	$ (41)	$ (89)	$ (72)

Net loss allocated to general partners (1%)	$ (1)	$ --	$ (1)	$ (1)

Net loss allocated to limited partners (99%)	$ (66)	$ (41)	$ (88)	$ (71)

Net loss per limited partnership interest	$ (5.93)	$ (3.63)	$ (7.88)	$ (6.38)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(In thousands)

	General Partners	Limited Partners	Total

Partners' (deficiency) capital, December 31, 2014	$ (118)	$ 427	$ 309

Net loss for the six months ended June 30, 2015	(1)	(88)	(89)

Partners' (deficiency) capital, June 30, 2015	$ (119)	$ 339	$ 220

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED III

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$ (89)	$ (72)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of partnership interest	5	--
Change in accounts:
Accounts receivable – limited partners	(46)	(67)
Accounts payable and accrued expenses	128	(13)
Net cash provided by (used in) operating activities	(2)	(152)

Cash flows provided by investing activities:
Advance from affiliate	44	20
Advances to Local Partnerships	(107)	--
Proceeds from interest sale	400	--
Net cash provided by investing activities:	337	20

Net increase (decrease) in cash and cash equivalents	335	(132)
Cash and cash equivalents, beginning of period	65	522

Cash and cash equivalents, end of period	$ 400	$ 390

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

At June 30, 2015 and December 31, 2014, the Partnership had outstanding 11,292 limited partnership interests.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Method of Accounting for Investments in Local Partnerships

The investments in local limited partnerships (the “Local Partnerships”) are accounted for on the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 11,292 and 11,294 for the six months ended June 30, 2015 and June 30, 2014, respectively.

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

At June 30, 2015 and December 31, 2014, the Partnership held variable interests in zero and one VIE, respectively, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Partnership, that the general partner of each of the Local Partnership is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

•the general partner conducts and manage the business of the Local Partnership;

•the general partner has the responsibility for and sole discretion over selecting a property management agent for the Local Partnership's underlying real estate properties;

•the general partner is responsible for approving operating and capital budgets for the properties owned by the Local Partnerships;

•the general partner is obligated to fund any recourse obligations of the Local Partnership;

•the general partner is authorized to borrow funds on behalf of the Local Partnership; and

•the Partnership, as a limited partner in the Local Partnership, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnership that most significantly impact such entity's economic performance.

The VIE at December 31, 2014 consisted of one Local Partnership that is directly engaged in the ownership and management of one apartment property with a total of 80 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from the VIE, which was approximately $298,000 at December 31, 2014.

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2 – Investments in and Advances to Local Partnerships

As of June 30, 2015 and December 31, 2014, the Partnership held limited partnership interests in zero and one Local Partnership that owned a residential low income rental project consisting of 80 apartment units. The rental project is located in Puerto Rico. The mortgage loans of this project are payable to or insured by various governmental agencies.

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

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2015, the Partnership advanced approximately $107,000 to Local Partnerships for capital improvements. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

On June 30, 2015, the Partnership sold to a Delaware limited liability company whose members include an affiliate Bethesda and an affiliate of the Senior Managing Director of NAPICO, its limited partnership interest in Marina Del Rey and rights to collect advances made to the property for approximately $400,000.

REAL ESTATE ASSOCIATES LIMITED III

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3 – Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective Local Partnerships. The management fee incurred for the three months ended June 30, 2015 and 2014 was approximately $3,000, and for the six months ended June 30, 2015 and 2014 was approximately $6,000.

During six months ended June 30, 2015, advances from affiliates for certain expenses were approximately $44,000.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2015, the Partnership believes that the carrying amount of liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership's primary source of funds is the receipt of distributions from the Local Partnership in which the Partnership has invested. It is not expected that the Local Partnership in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount.  An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Partnership or the Partnership’s sale of its interest in a Local Partnership. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2015 and 2014.

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

As of June 30, 2015 and December 31, 2014, the Partnership had cash and cash equivalents of approximately $400,000 and $65,000, respectively. The increase in cash and cash equivalents is primarily due to cash received from the sale of interests in the Local Limited Partnership.

Results of Operations

At December 31, 2014, the Partnership had an investment in one Local Partnership, which owned a housing project that was substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Partnership using the equity method.  Thus the investment is carried at cost plus the Partnership’s share of the Local Partnership’s profits less the Partnership’s share of the Local Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Partnership, or is not otherwise committed to provide additional support to it, it does not recognize losses once the Partnership’s investment in the Local Partnership reaches zero.  Distributions from the Local Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of the Partnership’s investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Partnership only to the extent of distributions received, and amortization of acquisition costs from the Local Partnership. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in income or loss from the Local Partnership during the six months ended June 30, 2015 and 2014.  The Partnership did not receive any distributions from the Local Partnership during the six months ended June 30, 2015 and 2014.

An annual management fee is payable to the General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Partnerships at the beginning of each year.  The management fee is paid to the General Partner for its continuing management of the Partnership's affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Partnership. Management fees were approximately $3,000 for the three months ended June 30, 2015 and 2014, and approximately $6,000 for the six months ended June 30, 2015 and 2014.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $44,000 and $23,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $57,000 and $46,000 for the six months ended June 30, 2015 and 2014, respectively. The increase in legal and accounting fees is primarily due to legal fees associated with the disposition of partnership interests. General and administrative expenses were approximately $15,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately $21,000 and $20,000 for the six months ended June 30, 2015 and 2014, respectively.

At times, advances are made to the Local Partnerships. Advances made by the Partnership to the individual Local Partnerships are considered part of the Partnership’s investment in the Local Partnerships. Advances to Local Partnerships for which the investment has been reduced to zero are charged to expense. During the six months ended June 30, 2015 the Partnership advanced approximately $107,000 to Local Partnerships for capital improvements. While not obligated to make advances to any of the Local Partnerships, the Partnership may make future advances in order to protect its economic investment in the Local Partnerships.

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

Other

In addition to Bethesda’s indirect ownership of the general partnership interest in the Partnership, Bethesda and its affiliates owned 1,210 limited partnership interests in the Partnership representing 10.72% of the outstanding limited partnership interests in the Partnership at June 30, 2015.  It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At June 30, 2015 and December 31, 2014, the Partnership held variable interests in zero and one VIE for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Partnership, that the general partner of the Local Partnership is the primary beneficiary of the respective Local Partnership. In making this determination, the Partnership considered the following factors:

•the general partner conducts and manage the business of the Local Partnership;

•the general partner has the responsibility for and sole discretion over selecting a property management agent for the Local Partnership's underlying real estate properties;

•the general partner is responsible for approving operating and capital budgets for the properties owned by the Local Partnership;

•the general partner is obligated to fund any recourse obligations of the Local Partnership;

•the general partner is authorized to borrow funds on behalf of the Local Partnership; and

•the Partnership, as a limited partner in the Local Partnership, does not have the ability to direct or otherwise significantly influence the activities of the Local Partnership that most significantly impact such entity's economic performance.

The VIE at December 31, 2014 consisted of one Local Partnership that was directly engaged in the ownership and management of one apartment property with a total of 80 units. The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from the VIE, which was approximately $298,000 at December 31, 2014.

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

(a)Disclosure Controls and Procedures.

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

(b)Changes in Internal Control Over Financial Reporting.

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

REAL ESTATE ASSOCIATES LIMITED III
(a California Limited Partnership)

By:National Partnership Investments, LLC
General Partner

Date: August 14, 2015	By: /s/Brian Flaherty
Brian Flaherty
Senior Managing Director

Date: August 14, 2015	By: /s/Joseph Dryden
Joseph Dryden
Senior V.P. of Finance/CFO

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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited III’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements. (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.